Form 10-Q
period 1996-06-30
INSO CORP
filed 1996-08-14
CIK 917471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

or

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from 	 to

Commission File Number:		0-23384

INSO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware                                 04-3216243
(State or other                          (I.R.S. Employer Identification No.)
jurisdiction of
incorporation or organization)


31 St. James Avenue, Boston, MA              02116
(Address of principal executive offices)     (Zip Code)

(617) 753 - 6500
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X) 		No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                     Outstanding at August 9, 1996
Common Stock (par value $.01 per share)		          13,084,124

INSO CORPORATION

FORM 10-Q INDEX


Part I.	Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets
        June 30, 1996 and December 31, 1995

        Consolidated Statements of Income
        Three Months Ended June 30, 1996 and 1995
        Six Months Ended June 30, 1996 and 1995

        Consolidated Statements of Cash Flows
        Six Months Ended June 30, 1996 and 1995

        Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
       	Condition and Results of Operations

Part II.  Other Information

Item 4.	Submission of Matters to a Vote of
        Security-Holders

Item 6.	Exhibits and Reports on Form 8-K

       	Signatures

       	Exhibit Index

INSO CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 and DECEMBER 31, 1995
(Unaudited, in thousands of dollars)

                                               June 30        December 31
             ASSETS                              1996             1995
           ---------                          ----------      -------------
Current assets:
   Cash and cash equivalents                  $    6,312       $    37,235
   Marketable securities                          49,598            25,397
   Accounts receivable, net                       11,761             8,264
   Other current assets                            1,132               530
                                                --------          --------
      Total current assets                        68,803            71,426

Property and equipment, net                        3,250             2,257
Royalty advances and other assets, net             2,304               980
Product development costs, net                     4,085             3,229
Intangible assets, net                             9,484             9,390
Deferred income tax benefit, net                   3,803             3,847
                                                --------           -------
TOTAL ASSETS                                  $   91,729       $    91,129
                                                --------           -------
                                                --------           -------


    LIABILITIES AND STOCKHOLDERS' EQUITY
    -----------------------------------
Current liabilities:
   Accounts payable and accrued liabilities    $   2,359        $    1,885
   Accrued salaries, commissions and bonuses       2,540             2,094
   Unearned revenue                                  449               875
   Royalties payable                               1,748             1,461
   Due to Houghton Mifflin Company                   346               314
   Promissory notes                                                  6,037
   Current income taxes payable                    1,406               883
   Deferred income taxes                           2,417             2,417
                                                --------           -------
      Total current liabilities                   11,265            15,966

Stockholders' equity:
   Preferred stock, $.01 par value;
     1,000,000 shares authorized; none
     issued
   Common stock, $.01 par value;
     50,000,000 shares authorized;
     13,078,448 shares issued in 1996
     (12,965,700 in 1995)                           131                130
   Capital in excess of par value                66,585             64,096
   Retained earnings                             14,377             11,657
                                               --------            -------
                                                 81,093             75,883
   Unamortized value of restricted shares          (572)              (669)
   Treasury stock, at cost, 5,075 shares
     in 1996 (4,975 in 1995)                        (57)               (51)
                                               --------            -------
        Total stockholders' equity               80,464             75,163
                                               --------            -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $     91,729        $    91,129
                                               --------            -------
                                               --------            -------

See accompanying notes to unaudited consolidated financial statements.

INSO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 1996 and 1995
(Unaudited, in thousands except per share amounts)

                                                  1996              1995
                                               --------            -------
Net revenues                                $    15,144        $    10,372

Cost of revenues                                  2,200              1,294
                                               --------            -------

   Gross profit                                  12,944              9,078

Operating expenses
   Sales and marketing                            2,824              1,519
   Product development                            2,718              1,848
   General and administrative                     1,955              1,902
   Purchased in-process research and
     development                                                     5,500
                                               --------            -------
     Total operating expenses                     7,497             10,769


                                               --------            -------
Operating income (loss)                           5,447             (1,691)

Net investment income                               727                166

Income (loss) before provision for             --------            -------
   income taxes                                   6,174             (1,525)

Income tax expense                                2,173              1,550

                                               --------            -------
Net income (loss)                         $       4,001       $     (3,075)
                                               --------            -------
                                               --------            -------

Net income (loss) per share               $        0.29       $      (0.25)
                                               --------            -------
                                               --------            -------

Weighted average shares outstanding              13,877             12,424
                                               --------            -------
                                               --------            -------

See accompanying notes to unaudited consolidated financial statements.

INSO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1996 and 1995
(Unaudited, in thousands except per share amounts)

                                                 1996               1995
                                               --------            --------
Net revenues                                $    27,605         $    17,925

Cost of revenues                                  3,845               2,516
                                               --------            --------
   Gross profit                                  23,760              15,409

Operating expenses
   Sales and marketing                            4,927               2,634
   Product development                            5,281               3,291
   General and administrative                     3,951               3,101
   Purchased in-process research
     and development                              4,400               5,500
                                               --------            --------
     Total operating expenses                    18,559              14,526

                                               --------            --------
Operating income                                  5,201                 883

Net investment income                             1,533                 337
                                               --------            --------
Income before provision for income taxes          6,734               1,220

Income tax expense                                4,014               2,583
                                               --------            --------
Net income (loss)                         $       2,720         $    (1,363)
                                               --------            --------
                                               --------            --------

Net income (loss) per share               $        0.20         $     (0.11)
                                               --------            --------
                                               --------            --------
Weighted average shares outstanding              13,690              12,292
                                               --------            --------

See accompanying notes to unaudited consolidated financial statements.

INSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 and 1995
(Unaudited, in thousands of dollars)

                                                1996                1995
                                              ---------            --------
Cash flows from (used in) operating
  activities:
   Net income (loss)                         $    2,720          $   (1,363)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation and amortization                2,759               1,369
     Purchased in-process research
       and development                            4,400               5,500
                                              ---------            --------
                                                  9,879               5,506

Changes in operating assets and
  liabilities:
   Accounts receivable                           (4,362)             (1,384)
   Royalty advances and other assets               (239)                233
   Accounts payable and accrued
     liabilities                                  1,108                 433
   Current and deferred income taxes              1,516                  10
   Royalties payable                                293                 120
   Due to Houghton Mifflin Company                   32                (304)
   Other assets and liabilities                  (1,368)               (362)
                                              ---------             -------

      Net cash provided by operating activities   6,859               4,252

Cash flows from (used in) investing
  activities:
   Property and equipment expenditures           (1,447)            (1,503)
   Capitalized product development costs           (865)              (572)
   Acquisition of Systems Compatibility
     Corporation, net of cash acquired
     and issuance of promissory notes                               (4,184)
   Acquisition of ImageMark Software Labs,
     Inc., net of cash acquired                  (6,492)
   Purchase of marketable securities            (24,201)
                                               --------            -------
      Net cash used in investing activities     (33,005)            (6,259)

Cash flows from (used in) financing
  activities:
   Net proceeds from issuance of common stock       297                122
   Purchases of treasury stock                       (6)                (7)
   Proceeds from exercise of stock options          969                578
   Repayment of promissory notes                 (6,037)              (110)
                                               --------            -------
      Net cash provided by (used in) financing
      activities                                 (4,777)               583
                                               --------            -------
   Net decrease in cash and cash equivalents    (30,923)            (1,424)

   Cash and cash equivalents at beginning
   of period                                     37,235             13,858
                                               --------           --------
   Cash and cash equivalents at end of period  $  6,312          $  12,434
                                               --------            -------
                                               --------            -------


See accompanying notes to unaudited consolidated financial statements.

INSO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 1996

Note 1.	Basis of Presentation

All normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in INSO Corporation's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

Note 2.	Acquisitions

ImageMark Software Labs, Inc.

On January 9, 1996, the Company acquired all of the outstanding capital stock of privately held ImageMark Software Labs, Inc. (now INSO Kansas City Corporation) for a purchase price of $5,500,000. The purchase price was paid from available cash and may increase $950,000 if certain 1996 revenue levels are met or exceeded. The Company also caused INSO Kansas City to enter into employment and noncompetition agreements with two key executives and made aggregate payments of $1,000,000 in cash under those agreements.
The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The acquisition included the purchase of certain in-process research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1996 of $4,400,000, or $0.34 per share. The charge was not deductible for tax purposes. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. Intangible assets of approximately $351,000 were recorded as part of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of seven years. The employment and noncompetition agreements are being amortized over three years.

Unaudited pro forma net revenues, net loss and net loss per share shown below for the six months ended June 30, 1995 assumes the ImageMark Software Labs, Inc. acquisition described above occurred on January 1, 1995:

	                           Six months ended
	                           June 30, 1995
                            ----------------
	Net Revenues               $19,086,000

	Net Loss                   $(1,684,000)

	Net Loss per share         $     (0.14)


Systems Compatibility Corporation

On April 1, 1995, the Company acquired all of the outstanding capital stock of privately held Systems Compatibility Corporation (now INSO Chicago Corporation), for a purchase price of $12,367,500. The purchase was paid in the form of $6,000,000 in available cash and $6,367,500 in promissory notes which were repaid on February 1, 1996. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended
June 30, 1995 of $5,500,000, or $0.44 per share. The charge was not deductible for tax purposes. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. Intangible assets of $3,842,000 were recorded as part of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of seven years.

Note 3.	Shareholder Resolutions

On May 2, 1996, the Company's stockholders voted to increase the number of authorized shares of common stock from 25,000,000 to 50,000,000.

On May 2, 1996, the Company's stockholders approved the Company's 1996 Stock Incentive Plan. The 1996 Stock Incentive Plan provides that up to 2,000,000 shares of common stock may be issued pursuant to this Plan.

On May 2, 1996, the Company's stockholders approved the 1996 Non-employee Director Plan. The 1996 Non-employee Director Plan provides that up to 250,000 shares of common stock may be issued pursuant to this Plan.

On May 2, 1996, the Company's stockholders approved amendments to the Company's 1993 Stock Incentive Plan (the "1993 Incentive Plan") to (a) limit the number of shares of common stock which may be subject to grants of options or awards of stock in a single year to a single participant to 300,000, (b) provide that options granted to purchase shares of common stock and restricted common stock awarded under the 1993 Incentive Plan to become vested and exercisable in full upon a change in control, whether or not vested or exercisable in accordance with their terms, and (c) provide that no further grants of options or awards of stock be made to non-employee directors of the Company under the 1993 Incentive Plan.

Note 4.	Subsequent Events

On July 16, 1996, the Company acquired all of the outstanding capital stock of privately held Electronic Book Technologies, Inc. (now INSO Providence Corporation). The Company paid an aggregate of approximately $27,800,000 in cash at the closing from the Company's cash on hand. In addition, certain stock options of INSO Providence survived the closing and, if exercised, the Company has the right and obligation to purchase shares issuable upon the exercises, for an additional aggregate amount of approximately $10,400,000, which is also expected to be paid from the Company's cash on hand. The transaction will be accounted for as a purchase and provides for additional payments of approximately $1,500,000 to the principal stockholder of INSO Providence eighteen months after the closing date and contingent payments up to an additional $5,300,000 in the event that certain INSO Providence financial and operating goals are met.
The acquisition includes certain technology under research and development, which is to be written-off with a charge estimated between $30,000,000 and $35,000,000 to the Company's consolidated 1996 third quarter earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Revenues for the quarter ended June 30, 1996 increased $4,772,000, or 46.0%, to $15,144,000 compared to $10,372,000 for the quarter ended June 30, 1995. Royalty revenues increased 17.6% due primarily to higher earnings from existing licenses of CorrecText(R) Grammar Correction System ("GCS"), IntelliScope(R) search enhancer, ImageStream(R) graphic filters, International CorrectSpell(TM) Concise spelling correction system and Word Finder(R) electronic thesaurus. Contributing to the royalty revenue increase were revenues from the January 1996 INSO Kansas City acquisition as well as higher revenues from existing licensees. Non-refundable royalty revenues more than doubled over the same period last year, reflecting new licenses of Outside In(R) viewing technology, ImageStream(R) graphic filters, The Columbia Encyclopedia, Fifth Edition, the Information Please(TM) almanacs, and CorrectEnglish(TM) ESL writing system. Direct and retail sales of Quick View Plus(R), CyberSpell(TM), InWords(TM), and
SciWords(TM) also contributed to the overall increase in total revenues.

Gross profit increased $3,866,000, or 42.6%, from $9,078,000 for the three months ended June 30, 1995 to $12,944,000 for the three months ended June 30, 1996. Gross profit as a percentage of revenues for the three months ended June 30, 1996 was 85.5% compared to 87.5% for the three months ended June 30, 1995. The decrease in gross profit percentage was primarily attributable to higher amortization of license fees and other intangibles.

Total operating expenses decreased $3,272,000 to $7,497,000 for the three months ended June 30, 1996 from $10,769,000 for the three months ended
June 30, 1995. Included in total operating expenses for the quarter ended June 30, 1995 was an acquisition charge of $5,500,000 for certain purchased technology under research and development by INSO Chicago at the time of the April 1, 1995 acquisition. Sales and marketing expenses increased $1,305,000 to $2,824,000 for the three months ended June 30, 1996 reflecting staff additions in sales as the Company establishes its presence in the corporate sales channel and staff additions in the product management area to support new product development. Sales and marketing expenses increased as a percentage of revenues to 18.6% for the three months ended June 30, 1996 from 14.6% for the three months ended
June 30, 1995. Product development expenses increased $870,000 due to revisions to, and new product development for, the Company's proofing tools, information products, and information management tools product lines.
The Company's total product development costs, including capitalized costs, were $3,103,000, or 20.5% of revenues, for the three months ended
June 30, 1996 compared to $2,164,000, or 20.9% of revenues, for the three months ended June 30, 1995. New products released during the quarter included the IntelliScope(R) search enhancer for Japanese, Inso Search Wizard(TM), ImageStream(R) for Microsoft(R) Office, and Quick View Plus(R) plug-in for Netscape Navigator 2.0. General and administrative expenses increased $53,000 to $1,955,000 for the three months ended June 30, 1996, compared to $1,902,000 for the three months ended
June 30, 1995. General and administrative expenses declined as a percentage of revenues to 12.9% for the three months ended June 30, 1996 from 18.3% for the three months ended June 30, 1995 as a result of improved efficiencies and economies of scale in the administrative area.

The Company's effective tax rate for the three months ended June 30, 1995 was influenced by the $5,500,000 INSO Chicago charge for purchased technology under research and development at the time of the acquisition. The charge was not deductible for tax purposes. Exclusive of the charge, the Company's effective tax rate was 39.0% for the three months ended June 30, 1995 compared to 35.2% for the three months ended June 30, 1996.

Excluding the $5,500,000 ($0.44 per share) in-process research and development charge related to the INSO Chicago acquisition, net income and earnings per share for the quarter ended June 30, 1995 would have been $2,425,000 and $0.20, respectively, compared with net income and earnings per share for the quarter ended June 30, 1996 of $4,001,000 and $0.29, respectively.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Revenues for the six months ended June 30, 1996 increased $9,680,000, or 54.0%, to $27,605,000 compared to $17,925,000 for the six months ended June 30, 1995. Royalty revenues increased 26.8% due primarily to higher earnings from existing licenses of GCS, IntelliScope(R), ImageStream(R), and Outside In(R). Contributing to the royalty revenue increase were revenues from the INSO Chicago and INSO Kansas City acquisitions as well as higher revenues from existing licensees. Non-refundable royalty revenues more than doubled over the same period last year, reflecting new licenses of the Information Please(TM) almanacs, Dutch, Italian, Spanish, German, and French bilingual dictionaries, ImageStream(R), and Outside In(R). Direct and retail sales of Quick View Plus(R), CyberSpell(TM), InWords(TM), and SciWords(TM) also contributed to the overall increase in total revenues.

Gross profit increased $8,351,000, from $15,409,000 for the six months ended June 30, 1995, to $23,760,000 for the six months ended June 30, 1996. Gross profit as a percentage of revenues for the six months ended June 30, 1996 was 86.1% compared to 86.0% for the six months ended June 30, 1995. The increase in gross profit percentage was primarily attributable to higher revenues from ImageStream(R), and Outside In(R), which carry lower royalty burdens partially offset by higher amortization of license fees and other intangibles.

Total operating expenses increased $4,033,000 to $18,559,000 for the six months ended June 30, 1996 from $14,526,000 for the six months ended
June 30, 1995. Included in total operating expenses for the six months ended June 30, 1996 and 1995, were acquisition-related charges of $4,400,000 and $5,500,000, respectively, for certain purchased technology under research and development at INSO Kansas City and INSO Chicago, respectively, at the time of the acquisitions of those companies. Sales and marketing expenses increased $2,293,000 to $4,927,000 for the six months ended June 30, 1996, reflecting staff additions in sales as the Company establishes its presence in the corporate sales channel and staff additions in the product management area to support new product development. Sales and marketing expenses increased as a percentage of revenues to 17.8% for the six months ended
June 30, 1996 from 14.7% for the six months ended June 30, 1995. Product development expenses increased $1,990,000 due to revisions to, and new product development for, the Company's proofing tools, information products, and information management tools product lines. The Company's total product development costs, including capitalized costs, were $6,146,000, or 22.3% of revenues, for the six months ended June 30, 1996 compared to $3,863,000, or 21.6% of revenues, for the six months ended June 30, 1995. New products released during the first six months of 1996 included CyberSpell(TM), SciWords(TM), InWords(TM), the electronic versions of the 1996 Information Please(TM) Almanac and the Information Please(TM) Sports Almanac, IntelliScope(R) search enhancer for Japanese, Inso Search Wizard(TM), ImageStream(R) for Microsoft(R) Office, and Quick View Plus(R) plug-in for Netscape Navigator 2.0. General and administrative expenses increased $850,000 to $3,951,000 for the six months ended June 30, 1996 compared to $3,101,000 for the six months ended June 30, 1995. General and administrative expenses declined as a percentage of revenues to 14.3% for the six months ended June 30, 1996 from 17.3% for the six months ended
June 30, 1995 as a result of improved efficiencies and economies of scale in the administrative area.

The Company's effective tax rate for the six months ended June 30, 1996 and 1995 was influenced by the $4,400,000 INSO Kansas City and the $5,500,000 INSO Chicago charges, respectively, for purchased technology under research and development at the time of the acquisitions. The charges were not deductible for tax purposes. Excluding the charges, the Company's effective tax rate for the six months ended June 30, 1996 was 36.1% compared to 38.4% for the six months ended June 30, 1995.

Excluding the $4,400,000 ($0.34 per share) in-process research and development charge related to the INSO Kansas City acquisition in the six months ended June 30, 1996 and the $5,500,000 ($0.44 per share) in-process research and development charge related to the INSO Chicago acquisition in the six months ended June 30, 1995, net income and earnings per share would have been $7,120,000 and $0.52, respectively, for the six months ended June 30, 1996 compared to $4,137,000 and $0.34, respectively, for the six months ended June 30, 1995.


Liquidity and Capital Resources

The Company's operating activities provided cash of $6,859,000 for the six months ended June 30, 1996 compared to $4,252,000 for the six months ended June 30, 1995. The increased contribution from operating activities was primarily attributable to increased net income offset by the timing of receipts on accounts receivable, royalty advance payments for new content acquired in 1996, and incentive compensation paid in 1996 for 1995 performance.

The Company's investing activities used cash of approximately $33,005,000 for the six months ended June 30, 1996 compared to $12,626,000 for the six months ended June 30, 1995. The increase reflects the January 9, 1996 acquisition of all of the outstanding capital stock of ImageMark Software Labs, Inc. for a net $6,492,000 in cash. Investments in marketable securities of $24,201,000 also contributed to the increase in the Company's investing activities.

The Company's financing activities used cash of approximately $4,777,000 for the six months ended June 30, 1996 compared to providing cash of $6,950,000 for the six months ended June 30, 1995. On February 1, 1996, the
Company repaid outstanding promissory notes of $6,037,000 issued in connection with the acquisition of INSO Chicago in April 1995.

As of June 30, 1996, the Company had working capital of $57,538,000. Total cash, cash equivalents, and marketable securities at June 30, 1996 were $55,910,000. On July 16, 1996, the Company acquired all of the outstanding capital stock of Electronic Book Technologies, Inc. The purchase price of $39,700,000 is expected to be paid from available cash and may increase $5,300,000 in the event that certain INSO Providence financial and operating goals are met. The Company believes that funds available, net of this transaction, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.


Future Operating Results

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income or earnings per share. Please refer to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995 for a description of certain factors which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statement.

PART II.  OTHER INFORMATION

Item 4.	  Submission of Matters to a Vote of Security-Holders

    At the Annual Stockholders' Meeting on May 2, 1996, at which a quorum was present, the stockholders approved the following proposals by the number of shares of common stock voted as noted:

    Proposal #1 - Election of Class III Directors for a three-year term.

                                                 Number of Shares
                                         Voted For            Withheld
                                         ---------            --------
            Joseph A. Baute              9,582,500               5,730
            J.P. Barger                  9,582,500               5,730
            Joanna T. Lau                9,582,500               5,730


            The following directors' terms of office continued after the Annual Stockholders' Meeting.

				        Steven R. Vana-Paxhia
			        	Stephen O. Jaeger
			        	Ray Stata
			        	William J. Wisneski

		  Proposal #2 - Approval of an amendment to the Company's Certificate of Incorporation, as amended, that would increase the number of authorized shares of the Company's common stock, par value $.01 per share, from 25,000,000 to 50,000,000.

                                                     Number of Shares
                                                     ----------------
                                        For                 9,282,808
                                        Against                75,362
                                        Abstain                 2,910
                                        Broker Non-Votes      227,150

     Proposal #3 - Ratification and Approval of amendments to the
                   Company's 1993 Stock Incentive Plan.

                                                     Number of Shares
                                                     ----------------
                                        For                 8,683,237
                                        Against               509,218
                                        Abstain                 8,703
                                        Broker Non-Votes      387,072

     Proposal #4 - Approval of the Company's 1996 Stock
                   Incentive Plan.


                                                      Number of Shares
                                                     ----------------
                                        For                 7,530,714
                                        Against             1,285,943
                                        Abstain                 8,872
                                        Broker Non-Votes      762,701

    Proposal #5 - Approval of the Company's 1996 Non-employee Director Plan.

                                                     Number of Shares
                                                     ----------------
                                        For                 7,373,746
                                        Against             1,443,194
                                        Abstain                 8,589
                                        Broker Non-Votes      762,701

    Proposal #6 - Ratification of Ernst & Young LLP as independent auditors of the Company for the fiscal year ended December 31, 1996.


                                                    Number of Shares
                                                    ----------------
                                         For               9,571,465
                                         Against               1,105
                                         Abstain               1,660
                                         Broker Non-Votes     14,000

Item 6.      Exhibits and Reports on Form 8-K

(a)  	Exhibits

The following are filed as exhibits to this Form 10-Q:

3.1 Restated Certificate of Incorporation of the Company, dated June 21, 1996, incorporated by reference to Exhibit 4.1 to Registration Statement Number 333-06847 on Form S-8, filed with the Commission on June 26, 1996.

10.1  INSO Corporation 1993 Stock Incentive Plan, as amended.

10.2  INSO Corporation 1996 Non-employee Director Plan.

10.3  INSO Corporation 1996 Stock Incentive Plan.

27  Financial Data Schedule.

(b)	Report on Form 8-K

Registrant filed no reports on Form 8-K during the quarter ended
June 30, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              INSO Corporation
                                              Registrant



Date:  August 9, 1996                        /s/ Betty J. Savage
                                             -------------------
                                             Betty J. Savage
                                             Vice President and Chief
                                             Financial Officer



Date:  August 9, 1996                       /s/ Linda J. Barnes
                                            -------------------
                                            Linda J. Barnes
                                            Vice President and Controller
                                            (Chief Accounting Officer)

Exhibit Index

Exhibit No.      Description

3.1              Restated Certificate of Incorporation of
                 the Company, dated June 21, 1996, incorporated
                 by reference to Exhibit 4.1 to Registration
                 Statement	No. 333-06847 on Form S-8, filed
                 with the Commission on June 26, 1996.

10.1 INSO Corporation 1993 Stock Incentive Plan, as amended.

10.2             INSO Corporation 1996 Non-employee Director Plan.

10.3             INSO Corporation 1996 Stock Incentive Plan.

27               Financial Data Schedule.