Form 10-Q
period 1996-09-30
INSO CORP
filed 1996-11-14
CIK 917471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X) 		No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                     Outstanding at November 8, 1996
Common Stock (par value $.01 per share)		          14,285,474

INSO CORPORATION

FORM 10-Q INDEX


Part I.	Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets
        September 30, 1996 and December 31, 1995

        Consolidated Statements of Income
        Three Months Ended September 30, 1996 and 1995
        Nine Months Ended September 30, 1996 and 1995

        Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 1996 and 1995

        Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
       	Condition and Results of Operations

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

       	Signatures

       	Exhibit Index

INSO CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 1996 and DECEMBER 31, 1995
(Unaudited, in thousands of dollars)

                                               September 30,    December 31,
             ASSETS                              1996             1995
           ---------                          ----------      -------------
Current assets:
   Cash and cash equivalents                  $   11,726       $    37,235
   Marketable securities                          22,414            25,397
   Accounts receivable, net                       14,812             8,264
   Income tax receivable                           3,629
   Option exercise receivable                      1,054
   Other current assets                            1,175               530
                                                --------          --------
      Total current assets                        54,810            71,426

Property and equipment, net                        5,794             2,257
Royalty advances and other assets, net             3,037               980
Product development costs, net                     6,981             3,229
Intangible assets, net                            10,099             9,390
Deferred income tax benefit, net                   3,910             3,847
                                                --------           -------
TOTAL ASSETS                                  $   84,631       $    91,129
                                                --------           -------
                                                --------           -------


    LIABILITIES AND STOCKHOLDERS' EQUITY
    -----------------------------------
Current liabilities:
   Accounts payable and accrued liabilities    $   5,147        $    1,885
   Accrued salaries, commissions and bonuses       2,997             2,094
   Acquisition related liabilities                16,422
   Unearned revenue                                2,125               875
   Royalties payable                               1,848             1,461
   Due to Houghton Mifflin Company                   341               314
   Notes payable and current portion of
    long-term debt                                    34             6,037
   Current income taxes payable                    3,929               883
   Deferred income taxes                             839             2,417
                                                --------           -------
      Total current liabilities                   33,682            15,966

Stockholders' equity:
   Preferred stock, $.01 par value;
     1,000,000 shares authorized; none
     issued
   Common stock, $.01 par value;
     50,000,000 shares authorized;
     13,089,299 shares issued in 1996
     (12,965,700 in 1995)                           131                130
   Capital in excess of par value                66,970             64,096
   Retained earnings                            (15,571)            11,657
                                               --------            -------
                                                 51,530             75,883

   Unamortized value of restricted shares          (524)              (669)
   Treasury stock, at cost 5,075 shares
     in 1996 (4,975 in 1995)                        (57)               (51)
                                               --------            -------
        Total stockholders' equity               50,949             75,163
                                               --------            -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $     84,631        $    91,129
                                               --------            -------
                                               --------            -------

See accompanying notes to unaudited consolidated financial statements.

INSO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
(Unaudited, in thousands except per share amounts)

                                                  1996              1995
                                               --------            -------
Net revenues                                $    19,257        $    11,255

Cost of revenues                                  2,319              1,286
                                               --------            -------

   Gross profit                                  16,938              9,969

Operating expenses
   Sales and marketing                            3,881              1,935
   Product development                            3,895              2,115
   General and administrative                     2,820              1,744
   Purchased in-process research and
     development                                 34,300
                                               --------            -------
     Total operating expenses                    44,896              5,794


                                               --------            -------
Operating income (loss)                         (27,958)             4,175

Net investment income                               572                479

Income (loss) before provision for             --------            -------
   income taxes                                 (27,386)             4,654

Income tax expense                                2,564              1,811

                                               --------            -------
Net (loss) income                         $     (29,950)       $     2,843
                                               --------            -------
                                               --------            -------

Net (loss) income per share               $       (2.29)       $      0.22
                                               --------            -------
                                               --------            -------

Weighted average shares outstanding              13,082             13,115
                                               --------            -------
                                               --------            -------

See accompanying notes to unaudited consolidated financial statements.

INSO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
(Unaudited, in thousands except per share amounts)

                                                 1996               1995
                                               --------            --------
Net revenues                                $    46,862         $    29,180

Cost of revenues                                  6,162               3,802
                                               --------            --------
   Gross profit                                  40,700              25,378

Operating expenses
   Sales and marketing                            8,808               4,569
   Product development                            9,175               5,406
   General and administrative                     6,771               4,845
   Purchased in-process research
     and development                             38,700               5,500
                                               --------            --------
     Total operating expenses                    63,454              20,320

                                               --------            --------
Operating income                                (22,754)              5,058

Net investment income                             2,104                 816
                                               --------            --------
Income before provision for income taxes        (20,650)              5,874

Income tax expense                                6,578               4,394
                                               --------            --------
Net (loss) income                         $     (27,228)         $    1,480
                                               --------            --------
                                               --------            --------

Net (loss) income per share               $       (2.09)         $     0.12
                                               --------            --------
                                               --------            --------
Weighted average shares outstanding              13,057              12,566
                                               --------            --------
                                               --------            --------

See accompanying notes to unaudited consolidated financial statements.

INSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
(Unaudited, in thousands of dollars)

                                                1996                1995
                                              ---------            --------
Cash flows from (used in) operating
  activities:
   Net income (loss)                         $  (27,228)          $   1,480
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation and amortization                4,554               2,451
     Purchased in-process research
       and development                           38,700               5,500
                                              ---------            --------
                                                 16,026               9,431

Changes in operating assets and
  liabilities:
   Accounts receivable                           (5,608)               (394)
   Royalty advances and other assets               (426)                260
   Accounts payable and accrued
     liabilities                                  1,758               1,055
   Current and deferred income taxes              4,013                 729
   Royalties payable                                395                 (86)
   Due to Houghton Mifflin Company                   27                (596)
   Other assets and liabilities                  (1,188)               (559)
                                              ---------             -------

      Net cash provided by operating activities  14,997               9,840

Cash flows from (used in) investing
  activities:
   Property and equipment expenditures           (2,400)            (1,788)
   Capitalized product development costs         (1,807)              (967)
   Acquisition of Electronic Book
     Technologies, Inc., net of cash acquired   (26,184)
   Acquisition of Systems Compatibility
     Corporation, net of cash acquired
     and issuance of promissory notes                               (4,184)
   Acquisition of ImageMark Software Labs,
     Inc., net of cash acquired                  (6,492)
   Purchase of rights of Information Please
     Almanacs                                       (10)            (3,455)
   Maturities or sales of marketable securities  38,393
   Purchase of marketable securities            (35,410)           (13,732)
                                               --------            -------
      Net cash used in investing activities     (33,910)           (24,126)

Cash flows from (used in) financing
  activities:
   Net proceeds from issuance of common stock       657             39,618
   Purchases of treasury stock                       (6)               (13)
   Proceeds from exercise of stock options          978                773
   Repayment of Electronic Book
      Technologies, Inc. debt                    (2,188)
   Repayment of promissory notes                 (6,037)              (220)
                                               --------            -------
      Net cash provided by (used in) financing
      activities                                 (6,596)            40,158
                                               --------            -------
   Net decrease in cash and cash equivalents    (25,509)            25,872

   Cash and cash equivalents at beginning
   of period                                     37,235             13,858
                                               --------           --------
   Cash and cash equivalents at end of period  $ 11,726          $  39,730
                                               --------            -------
                                               --------            -------


See accompanying notes to unaudited consolidated financial statements.

INSO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1996

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

Electronic Book Technologies, Inc.

On July 16, 1996, the Company acquired all of the outstanding capital stock of privately held Electronic Book Technologies, Inc. (now INSO Providence Corporation). The acquisition was in the form of a merger of a subsidiary of the Company into INSO Providence. In connection with the acquisition, the Company paid approximately $27,800,000 in July, 1996, from the Company's available cash, and became obligated to pay an aggregate of $10,600,000, of which $9,400,000 has been paid to date from available cash, in connection with the purchase of shares of INSO Providence stock issued upon the exercise of INSO Providence stock options which survived the closing. The Company is also obligated to pay an additional $1,500,000 to the former principal stockholder of INSO Providence in January, 1998. The aggregate obligation of $12,100,000 has been included in current liabilities on the accompanying balance sheet. In the event that certain INSO Providence financial and operating goals are met, contingent payments up to an additional $5,300,000 will be paid by the Company.

The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated earnings for the quarter ended September 30, 1996, of $34,300,000, or $2.62 per share. The charge was not deductible for tax purposes. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed.

The acquisition also included estimated costs of approximately $2,000,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the merger. The estimated costs, which are included in current liabilities on the accompanying balance sheet, were based upon management's plan using the best information available at the time of the acquisition. The actual allocation of the final purchase price may be different from that reflected in the financial statements. There can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the merger or that management will be successful in its efforts to integrate the operations of the two companies.

ImageMark Software Labs, Inc.

On January 9, 1996, the Company acquired all of the outstanding capital stock of privately held ImageMark Software Labs, Inc. (now INSO Kansas City Corporation) for a purchase price of $5,500,000. The purchase price was paid from available cash. In August, 1996 INSO Kansas City exceeded the 1996 revenue target set forth in the purchase agreement. As a result, an additional $950,000, which is reflected in current liabilites on the accompanying balance sheet, will be paid in early 1997 to the former stockholders of INSO Kansas City. The Company also caused, at the time of the acquisition, INSO Kansas City to enter into employment and noncompetition agreements with two key executives and made aggregate payments of $1,000,000 in cash under those agreements. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1996 of $4,400,000, or $0.34 per share. The charge was not deductible for tax purposes. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. Intangible assets of approximately $351,000 were recorded as part of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of seven years. The employment and noncompetition agreements are being amortized over three years.

Unaudited pro forma net revenues, net (loss) income and net (loss) income per share shown below for the nine months ended September 30, 1996, and September 30, 1995, assumes the acquisition of Electronic Book Technologies, Inc. and ImageMark Software Labs, Inc. described above occurred on January 1, 1996, and January 1, 1995:


                            Nine months ended        Nine months ended
                            September 30, 1996       September 30, 1995
                            ----------------	        ------------------

	Net Revenues               $54,532,000              $41,177,000

	Net (Loss) Income          $(29,602,000)            $   710,000

	Net (Loss) Income
 per share                  $     (2.27)             $      0.06


Systems Compatibility Corporation

On April 1, 1995, the Company acquired all of the outstanding capital stock of privately held Systems Compatibility Corporation (now INSO Chicago Corporation) for a purchase price of $12,367,500. The purchase was paid in the form of $6,000,000 in available cash and $6,367,500 in promissory notes which were repaid on February 1, 1996. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended
June 30, 1995 of $5,500,000, or $0.44 per share. The charge was not deductible for tax purposes. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. Intangible assets of $3,842,000 were recorded as part of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of seven years.

Note 3.	Subsequent Events

On November 5, 1996, the Company completed a public offering of 1,200,000 shares of the Company's common stock, which provided the Company with net proceeds of approximately $56,450,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Three Months Ended September 30, 1996 Compared to Three Months
Ended September 30, 1995

Revenues for the quarter ended September 30, 1996 increased $8,002,000, or 71.1%, to $19,257,000 compared to $11,255,000 for the quarter ended
September 30, 1995. Royalty revenues increased 26.5% due primarily to higher earnings from existing licenses of CorrecText(R) Grammar Correction System ("GCS"); ImageStream(R) graphics filters; The American Heritage(R) electronic dictionaries; and Outside In(R) viewing technology. Contributing to the royalty revenue increase were revenues from the January, 1996 INSO Kansas City acquisition as well as higher revenues from existing licensees. The increase in GCS royalty revenue related primarily to a predetermined usage fee from Microsoft for use of GCS in certain versions of Microsoft Word and Microsoft Office. Non-refundable royalty revenues nearly doubled over the same period last year, reflecting new licenses of CorrectEnglish(TM) ESL writing system; International CorrectSpell(TM) spelling correction system; IntelliScope(R) search enhancer; and ImageStream(R) graphic filters.
Direct and distribution sales of Quick View Plus(R) file viewing utility; and InWords(TM) and SciWords(TM) spelling dictionaries; and CyberSpell(TM) spell checker more than doubled over the same period last year. INSO Providence's DynaText(R) electronic publishing system also contributed to the overall increase in direct revenues, resulting in approximately 22% of total revenues coming from the direct channel.

Gross profit increased $6,969,000, or 69.9%, from $9,969,000 for the three months ended September 30, 1995, to $16,938,000 for the three months ended September 30, 1996. Gross profit as a percentage of revenues for the three months ended September 30, 1996, at 88.0%, approximated that of the same period last year.

Total operating expenses increased $39,102,000 to $44,896,000 for the three months ended September 30, 1996, from $5,794,000 for the three months ended September 30, 1995. Included in total operating expenses for the quarter ended September 30, 1996, was an acquisition charge of $34,300,000 for certain purchased technology under research and development by INSO Providence at the time of the July 16, 1996 acquisition. Sales and marketing expenses increased $1,946,000 to $3,881,000 for the three months ended September 30, 1996, reflecting additional sales and marketing expenses at INSO Providence as well as staff additions in sales as the Company establishes its presence in the corporate sales channel and staff additions in the product management area to support new product development. Sales and marketing expenses increased as a percentage of revenues to 20.2% for the three months ended September 30, 1996, from 17.2% for the three months ended September 30, 1995, mainly attributable to additional expenses at INSO Providence. Product development expenses increased $1,780,000 due to revisions to, and new product development for, the Company's proofing tools, information products, and information management tools product lines.
The Company's total product development costs, including capitalized costs, were $4,837,000, or 25.1% of revenues, for the three months ended
September 30, 1996, compared to $2,509,000, or 22.3% of revenues, for the three months ended September 30, 1995. New products released during the quarter included the CorrectEnglish(TM) ESL writing system for Chinese; the print version of the 1997 Information Please(R) Business Almanac and A&E(R) Entertainment Almanac; and new versions of DynaText(R) electronic publishing system; IntelliScope(R) search enhancer; and ImageStream(R) graphics filters. General and administrative expenses increased $1,076,000 to $2,820,000 for the three months ended September 30, 1996, compared to $1,744,000 for the three months ended September 30, 1995. The increase was due to goodwill amortization related to the INSO Kansas City acquisition as well as increases in personnel and general expenses required to support the growth in the Company's operations. General and adminstrative expenses declined as a percentage of revenues to 14.6% for the three months ended September 30, 1996, from 15.5% for the three months ended September 30, 1995 as a result of improved efficiencies and economies of scale in the administrative area.

The Company's effective tax rate for the three months ended September 30, 1996, was influenced by the $34,300,000 INSO Providence charge for purchased technology under research and development at the time of the acquisition. The charge was not deductible for tax purposes. Exclusive of the charge, the Company's effective tax rate was 37.1% for the three months ended September
30, 1996, compared to 38.9% for the three months ended September 30, 1995. The decrease in the effective tax rate reflects tax planning strategies implemented by the Company in late 1995.

Excluding the $34,300,000 ($2.62 per share) in-process research and development charge related to the INSO Providence acquisition, net income and earnings per share for the quarter ended September 30, 1996, would have been $4,350,000 and $0.32, respectively, compared with net income and earnings per share for the quarter ended September 30, 1995 of $2,843,000 and $0.22, respectively.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenues for the nine months ended September 30, 1996, increased $17,682,000, or 60.6%, to $46,862,000 compared to $29,180,000 for the nine months ended September 30, 1995. Royalty revenues increased 26.7% due primarily to higher earnings from existing licenses of GCS; The American Heritage(R) electronic dictionaries; Outside In(R) viewing technology; ImageStream(R) graphics filters; IntelliScope(R) search enhancer; the Information Please(TM) almanacs; and The Columbia Encyclopedia, Fifth Edition. The increase in GCS royalty revenue related primarily to a predetermined usage fee from Microsoft for use of GCS in certain versions of Microsoft Word and Microsoft Office. Contributing to the royalty revenue increase were revenues from the INSO Kansas City acquisition as well as higher revenues from existing licensees. Non-refundable royalty revenues more than doubled over the same period last year, reflecting new licenses of the CorrectEnglish(TM) ESL writing system; International ProofReader(TM) text proofing software; International CorrectSpell(TM) spelling correction system; the print and electronic versions of the Information Please(R) almanacs; ImageStream(R) graphics filters; and Outside In(R) viewing technology. Direct and retail sales of Quick View Plus(R) file viewing utility; CyberSpell(TM) spell checker; InWords(TM) and SciWords(TM) spelling dictionaries; and INSO Providence's DynaText(R) electronic publishing system also contributed to the overall increase in total revenues.

Gross profit increased $15,322,000, from $25,378,000 for the nine months ended September 30, 1995, to $40,700,000 for the nine months ended September 30, 1996. Gross profit as a percentage of revenues for the nine months ended September 30, 1996 was 86.9%, approximating 87.0% for nine months ended September 30, 1995.

Total operating expenses increased $43,134,000 to $63,454,000 for the nine months ended September 30, 1996, from $20,320,000 for the nine months ended September 30, 1995. Included in total operating expenses for the nine months ended September 30, 1996, and 1995, were acquisition-related charges of $38,700,000 and $5,500,000, respectively, for certain purchased technology under research and development at INSO Providence and INSO Kansas City in 1996, and INSO Chicago in 1995, at the time of the acquisitions of those companies. Sales and marketing expenses increased $4,239,000 to $8,808,000 for the nine months ended September 30, 1996, reflecting additional sales and marketing expenses at INSO Providence as well as staff additions in sales as the Company establishes its presence in the corporate sales channel and staff additions in the product management area to support new product development. Sales and marketing expenses increased as a percentage of revenues to 18.8% for the nine months ended September 30, 1996, compared to 15.7% for the nine months ended September 30, 1995, mainly attributable to additional expenses at INSO Providence. Product development expenses increased $3,769,000 due to revisions to, and new product development for, the Company's proofing tools, information products, and information management tools product lines. The Company's total product development costs, including capitalized costs, were $10,982,000, or 23.4% of revenues, for the nine months ended September
30, 1996, compared to $6,373,000, or 21.8% of revenues, for the nine months ended September 30, 1995. New products released during the first nine months of 1996 included CyberSpell(TM) spell checker; SciWords(TM) and InWords(TM) spelling dictionaries; the electronic versions of the 1996 Information Please(TM) Almanac and the Information Please(TM) Sports Almanac; IntelliScope(R) search enhancer for Japanese; Inso Search Wizard(TM) query expander; ImageStream(R) for Microsoft(R) Office graphics filter utility; Quick View Plus(R) plug-in for Netscape Navigator 2.0;
DynaText(R) electronic publishing system; CorrectEnglish(TM) ESL writing system for Chinese; and print versions of the 1997 Information Please(R) Business Almanac and A&E(R) Entertainment Almanac. General and administrative expenses increased $1,926,000 to $6,771,000 for the nine months ended September 30, 1996, compared to $4,845,000 for the nine months ended September 30, 1995. General and administrative expenses declined as a percentage of revenues to 14.4% for the nine months ended September 30, 1996 from 16.6% for the nine months ended September 30, 1995, as a result of improved efficiencies and economies of scale in the administrative area.

The Company's effective tax rate for the nine months ended September 30, 1996 was influenced by the $34,300,000 INSO Providence and $4,400,000 INSO Kansas City charges and the nine months ended September 30, 1995 was influenced by the $5,500,000 INSO Chicago charge for purchased technology under research and development at the time of the acquisitions. The charges were not deductible for tax purposes. Excluding the charges, the Company's effective tax rate for the nine months ended September 30, 1996 was 36.4% compared to 38.6% for the nine months ended September 30, 1995. The decrease from 1995 reflects tax planning stategies implemented by the Company in late 1995.

Excluding the $38,700,000 ($2.96 per share) in-process research and development charge related to the INSO Providence and INSO Kansas City acquisitions in the nine months ended September 30, 1996, and the $5,500,000 ($0.44 per share) in-process research and development charge related to the INSO Chicago acquisition in the nine months ended September 30, 1995, net income and earnings per share would have been $11,472,000 and $0.85, respectively, for the nine months ended September 30, 1996 compared to $6,980,000 and $0.56, respectively, for the nine months ended September
30, 1995.


Liquidity and Capital Resources

The Company's operating activities provided cash of $14,997,000 for the nine months ended September 30, 1996, compared to $9,840,000 for the nine months ended September 30, 1995. The increased contribution from operating activities was primarily attributable to increased net income as adjusted for depreciation, amortization and the acquisition related charge, offset by the net change in timing of receipts on accounts receivable, royalty advance payments for new content acquired in 1996, and current and deferred income taxes resulting from the INSO Providence acquisition.

The Company's investing activities used cash of approximately $33,910,000 for the nine months ended September 30, 1996, compared to $24,126,000 for the nine months ended September 30, 1995. The increase primarily reflects the July 16, 1996, and January 9, 1996, acquisitions of all of the outstanding capital stock of INSO Providence and INSO Kansas City for a net $26,184,000 and $6,492,000 in cash, respectively, offset by activities in marketable securities.

The Company's financing activities used cash of approximately $6,596,000 for the nine months ended September 30, 1996, compared to providing cash of $40,158,000 for the nine months ended September 30, 1995. On
February 1, 1996, the Company repaid outstanding promissory notes of $6,037,000 issued in connection with the acquisition of INSO Chicago in April, 1995. In August, 1996, the Company repaid $2,188,000 of existing indebtedness of INSO Providence assumed in the acquisition. In August, 1995, the Company completed a publice offering of 1,200,000 shares of the Company's common stock, which provided the Company with net proceeds of approximately $39,300,000.

As of September 30, 1996, the Company had working capital of $21,128,000. Total cash, cash equivalents, and marketable securities at September 30, 1996 were $34,140,000. On July 16, 1996, the Company acquired all of the outstanding capital stock of INSO Providence. The purchase price of $27,800,000 was paid in July, 1996 from available cash. The
Company also became obligated to pay an aggregate of $10,600,000, of which $9,400,000 has been paid to date, in connection with the purchase of shares of INSO Providence stock issued upon the exercise of INSO Providence stock options which survived the closing. The Company is also obligated to pay an additional $1,500,000 to the former principal stockholder of INSO Providence in January, 1998. In the event that certain INSO Providence financial and operating goals are met, contingent payments of up to an additional $5,300,000 will be paid by the Company. The Company believes that funds available together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.

Future Operating Results

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income or earnings per share. Please refer to the Company's Report on Form 10-K for the fiscal year ended December 31, 1995, for a description of certain factors which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statement.

PART II.  OTHER INFORMATION

Item 6.	  Exhibits and Reports on Form 8-K

          (a)  The following are filed as exhibits to this Form 10-Q:

               Exhibit 2.1 Merger Agreement dated July 1, 1996, by and
                           among INSO Corporation, CIP Acquisition Corporation, and Electronic Book Technologies, Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K reporting the acquisition on July 16, 1996 of Electronic Book Technologies, Inc.
                           filed with the Securities and Exchange Commission on July 31, 1996.

               Exhibit 27  Financial Data Schedule

          (b)  Report on Form 8-K

          Registrant filed one (1) report on Form 8-K and one (1) report on Form 8-K/A during the quarter ended September 30, 1996.

          (i) Current Report on Form 8-K reporting the acquisition on July 16, 1996 of Electronic Book Technologies, Inc. filed with the Securities and Exchange Commission on July
               31, 1996.

          (ii) Amendment to Form 8-K on Form 8-K/A filed with the Securities and Exchange Commission on September
               17, 1996, containing the financial statements of the acquired business of Electronic Book Technologies, Inc. and pro-forma financial information including an unaudited pro forma combined balance sheet assuming the acquisition occurred on June 30, 1996, and unaudited pro forma combined statement of operations assuming the acquisition occurred on January 1, 1995, and January 1, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              INSO Corporation
                                              Registrant



Date:  November 8, 1996                      /s/ Betty J. Savage
                                             -------------------
                                             Betty J. Savage
                                             Vice President and Chief
                                             Financial Officer



Date:  November 8, 1996                     /s/ Linda J. Barnes
                                            -------------------
                                            Linda J. Barnes
                                            Vice President and Controller
                                            (Chief Accounting Officer)

Exhibit Index

Exhibit No.      Description

2.1 Merger Agreement dated July 1, 1996, by and among INSO Corporation, CIP Acquisition Corporation and
                 Electronic Book Technologies, Inc., incorporated by reference to Exhibit 2.1 to the Company's
                 Current Report on Form 8-K reporting the acquisition on July 16, 1996 of Electronic Book Technologies, Inc. filed with the Securities and Exchange Commission on July 31, 1996.

27               Financial Data Schedule.