Form 10-K
period 1996-12-31
INSO CORP
filed 1997-03-26
CIK 917471

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 1996 	Commission File Number: 0-23384

Inso Corporation
(Exact name of registrant as specified in its charter)
Delaware                                   04-3216243
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

31 St. James Avenue, Boston, MA				        02116
(Address of principal executive offices)			(Zip code)

(617) 753-6500
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes: (X)    No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.           [    ]

Class                                           Outstanding at March 14, 1997
Common Stock (par value $.01 per share)         14,320,138

As of March 14, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant was $531,635,123.

Documents Incorporated by Reference
Portions of the Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

Inso Corporation
Form 10-K
Part I

Item 1.  Business

Inso Corporation ("Inso" or the "Company") is a leading provider of multilingual software products and systems that help people correct, find, view, publish, and distribute data, text, and images in electronic environments ranging from individual desktops to the Internet and the World Wide Web. The Company markets certain of its products worldwide to original equipment manufacturers ("OEMs") of computer hardware, software, and consumer electronics products. The Company also markets software applications and systems to major corporations, government agencies, and end-users. As of December 31, 1996, the Company had nearly 500 OEM customers and over 800 direct corporate and government licensees.

The Company offers a diverse array of products and solutions targeting multiple distribution channels and market segments within the software industry. These products draw on the Company's core technologies and competencies in the areas of computational linguistics and lexicography, information base technology, document structure, and software engineering. During 1996, the Company began to focus its product development efforts on addressing customer needs in the areas of information creation, information access and information distribution. The Company's Proofing Tools and Information Products assist users in the creation of information, and its Information Management Tools provide access to information, while its Electronic Publishing Solutions are designed to solve the problem of information distribution.

Information Creation

The Company's information creation products include its Proofing Tools software programs and related databases which correct errors in spelling, grammar, punctuation, capitalization, spacing, and other mistakes in documents created by users of computer applications. The Company's Proofing Tools products include OEM products such as International CorrectSpell(TM), the industry-standard spelling correction system; International ProofReader(TM), a multilingual proofreading system available in 10 languages that addresses numerous classes of writing errors and style problems; and CorrectText(R) Grammar Correction System, a leading English grammar correction technology used in word processors. Examples of products using the Company's Proofing Tools include certain versions of Microsoft Corporation's Word and Office; Lotus Development Corporation's WordPro, SmartSuite, and Notes; and Netscape Communications Corporation's Navigator.

The Company's newest Proofing Tool, CorrectEnglish(TM), is a writing system that targets the specific errors made by native speakers of Chinese, French, German, Japanese, and Spanish when producing English-language documents. This product is designed to capitalize on the growing trend toward the use of English as the international commercial language, and makes use of the Company's linguistic expertise in both English and foreign languages by combining English spelling, proofing, and grammar correction with error messages and correction instructions in the user's native language. During 1996, the Company released initial versions of the CorrectEnglish(TM) products for native speakers of Chinese and updated versions for native speakers of Japanese and Spanish, and began development on a line of end-user products based upon the CorrectEnglish(TM) technology, which the Company expects to begin releasing in 1997. The Company also released the CyberSpell(TM) Internet Proofreading product during 1996.

The Company's information creation product line also includes its Information Products, which utilize the Company's information base technology and lexical expertise to produce electronic reference works that combine authoritative, current content with advanced electronic search capabilities. Through its ownership of information databases and use of internal editorial resources, the Company creates proprietary content designed for distribution through electronic means. The Company also licenses authoritative content from information providers around the world, including major print publishers, as the basis for additional Information Products. The Information Products line includes more than 90 reference titles, including The Columbia Encyclopedia, Fifth Edition; The Concise Columbia Electronic Encyclopedia;
and the American Heritage(R) dictionaries. The Company's Information Products also include reference products developed from its proprietary information databases. Certain of these products are published in print form as the Information Please(R) almanacs and the A&E(R) Entertainment Almanac. The Company anticipates that it will continue to add to its proprietary information databases and produce new reference products from those databases. Examples of products using the Company's Information Products include Microsoft's Bookshelf; CompuServe, Inc.'s CompuServe Information Service; Starwave Corporation's ESPNET SportsZone; InterGO Communications, Inc.'s InterGO; AT&T New Media Services' AT&T Business Network; and Bloomberg,
L.P.'s THE BLOOMBERG.

Information Access

The Company's information access products include its Information Management Tools, which are based on the Company's search and indexing enhancement technologies and its file-viewing and conversion products. The Company's search enhancement products are based on the ability of the Company's technologies to analyze and process linguistic information. These products are designed to bring the Company's linguistic expertise to bear on the increasingly difficult problem of accurate searching and indexing of information across desktops, local area networks (LANs), wide area networks
(WANs), and the World Wide Web. The products include IntelliScope(R) Search Enhancer, a multilingual tool that performs linguistic analysis; IntelliScope(R) Query Expander, an interactive search expansion and refinement utility; and IntelliScope(R) Retrieval Enhancer. During 1996, the Company released new versions of IntelliScope(R) Search Enhancer, including the first Japanese version, and the first versions of IntelliScope(R) Query Expander and IntelliScope(R) Retrieval Enhancer. The Company also invested in substantial new development efforts designed to result in the release of additional products in 1997.

The Company's Information Management Tools include the Outside In(R) OEM viewing technology and the Quick View Plus(R) end-user product, an application that provides corporations and consumers with the ability to view, export, copy, and print files originating in over 200 applications.
On January 9, 1996, the Company acquired all the outstanding stock of ImageMark Software Labs, Inc., ("ImageMark") now Inso Kansas City
Corporation ("Inso Kansas City"). (See "Acquisition of ImageMark".) As a result, the Company substantially expanded its product offerings and development capabilities in the interpretation, filtering, and publishing of graphical data and document types. Inso Kansas City's graphical file-filtering technologies are available to OEMs through ImageStream(R) graphics filters, a product that permits the importing and exporting of more than 60 charting, presentation, and graphical file types and to end-users through ImageStream(R) for Microsoft(R) Office, an application that permits graphical images from over 30 applications to be imported directly into Microsoft(R) Office documents. During 1996, the Company released new versions of both Outside In(R) and Quick View Plus(R), incorporating substantial technical enhancements as well as support for over 30 additional file types. In addition, during 1996 the Company released a new version of ImageStream(R), incorporating substantial improvements in the coverage of graphical document and data types.

On February 6, 1997, the Company acquired the intellectual property and other assets of Adobe Systems, Inc.'s document access and conversion business, formerly known as Mastersoft, including the Word for Word(R) document conversion technology, the Viewer 95(R) OEM file access and display technologies, and the end-user products formerly marketed under the name
Adobe File Utilities. (See "Acquisition of Mastersoft".) The acquisition of these assets also included related customer agreements. The Mastersoft products are being integrated with the Company's Information Management Tools product line and the Mastersoft business will operate as part of Inso Chicago Corporation ("Inso Chicago"). Some examples of OEM products using the Company's Information Management Tools include Microsoft Corporation's
Windows 95; Fulcrum Technology, Inc.'s SearchServer; Novell, Inc.'s GroupWise; Digital Equipment Corporation's AltaVista; and Lotus Development
Corporation's Notes and cc: Mail.

Information Distribution

The Company's information distribution products include its Electronic Publishing Solutions, which consist of an array of products designed to meet the electronic publishing needs of software developers and end-users in a wide variety of situations. The Company's products serve various electronic publishing needs, from individual document access to the distribution of large and technically complex data sets to thousands of users using multiple media. These products are designed for use in both closed network and open access environments, such as the Internet and the World Wide Web. During 1996, the Company began implementation of an Electronic Publishing Solutions initiative to provide its customers with a broad spectrum of software solutions through the integration of its complementary proprietary technologies and core competencies. The Company anticipates that it will continue to make significant investments in product development and marketing programs to support this initiative during 1997.

On July 16, 1996, the Company acquired all of the outstanding capital stock of Electronic Book Technologies, Inc., ("EBT") now Inso Providence Corporation ("Inso Providence"), a leading supplier of electronic publishing tools and solutions that form the core of the Company's Electronic Publishing Solutions product category. (See "Acquisition of EBT".) The Company's Electronic Publishing Solutions feature the DynaText(R) publishing system, which is composed of automated and interactive tools used to create structured content from commonly used word processing and page makeup systems, as well as browsing technology that permits users to select from among specific views and structures to personalize the retrieval and presentation of data. These products allow major corporations and government users to distribute and maintain complex documents in many languages through multiple media such as print, CD-ROM, LANs, WANs, and the World Wide Web. Following the acquisition of Inso Providence, the Company released a new version of the DynaText(R) product, as well as the first version of the DynaBase(TM) web site management system. During 1996, the Company expanded the scope of its Electronic Publishing Solutions through the development of HTML Export, a server product which converts any of more than 200 document types to hypertext mark-up language on demand. HTML Export is expected to be released during the first quarter of 1997.

Acquisition of EBT

On July 16, 1996, the Company acquired all of the outstanding capital stock of EBT. In connection with the EBT acquisition, the Company paid $27,800,000 in cash in July 1996. In addition, $10,600,000 was paid in October 1996 in connection with the purchase of shares of EBT stock issued upon the exercise of EBT stock options which survived the closing. The Company is also obligated to pay an additional $1,467,000 to the former principal stockholder of EBT in January 1998. In the event that certain EBT financial and operating goals are met, contingent payments of up to an additional
$5,300,000 will be paid by the Company. The acquisition was accounted for as a purchase and included the acquisition of certain technology under research and development, which resulted in a charge of $34,300,000 to the Company's earnings in the third quarter of 1996. In connection with the acquisition, EBT was renamed Inso Providence Corporation and currently operates under the Inso name. Inso Providence Corporation is a leading developer of electronic publishing tools and solutions.

Acquisition of ImageMark

On January 9, 1996, the Company acquired all the outstanding stock of ImageMark for $5,500,000 in cash. In August 1996, ImageMark exceeded certain performance measures as set forth in the stock purchase agreement.
As a result, an additional $950,000 was paid in early 1997. The transaction was accounted for as a purchase. The Company also caused ImageMark to enter into employment and noncompetition agreements with two key executives and made aggregate payments of $1,000,000 under those agreements. Following the acquisition, ImageMark changed its name to Inso Kansas City Corporation and currently operates under the Inso name. Inso Kansas City is a leading supplier of charting, graphics, and presentation file filters and converters to the software industry.

Acquisition of Mastersoft

On February 6, 1997, the Company acquired the intellectual property and other assets of Adobe's document access and conversion business, formerly known as Mastersoft, for $2,965,000 in cash. The transaction will be accounted for as a purchase. The Mastersoft business is operating as part of Inso Chicago under the Inso name.

International Operations

During 1996, in part as a result of the acquisition of Inso Providence, the Company substantially expanded the scope of its international operations. The Company's international operations primarily support direct and indirect distribution of products to corporate, government, and end-user customers.

Marketing, Sales, and Distribution

The Company markets its products worldwide to OEMs of computer software, hardware, and consumer electronic products; corporations and government agencies; and end-users. As of December 31, 1996, the Company had nearly 500 OEM customers and over 800 direct corporate and government licensees. The Company markets its products directly to OEMs through its dedicated account management staff. The Company also markets its products to corporations and government agencies directly and through resellers and distributors, both domestically and overseas. The Company also markets and sells certain products directly and indirectly to end-users through electronic means and traditional reseller and distributor channels.

The Company's sales and marketing organization, consisting of 114 individuals, is managed from the Company's headquarters in Boston, Massachusetts, and includes sales representatives or account managers in several major markets worldwide. The Company conducts its OEM sales through a dedicated account management program for large customers and through worldwide new business development efforts. New business development efforts for OEM sales are focused on identifying potential new applications and markets for the Company's OEM products. The Company's corporate and governmental sales efforts are conducted through sales forces dedicated to the Company's end-user products, both directly and indirectly.

The Company, through its various subsidiaries, currently has operations in many major European countries, as well as Japan and Australia. These operations manage sales of the Company's products to end-users, both directly and through networks of value-added resellers and distributors, as well as to OEMs. Approximately $15,315,000 of the Company's revenues during 1996 originated with customers outside the United States. (See Note 1 of "Notes to Consolidated Statements" for additional information with respect to the Company's export revenues.)

Customers

For the year ended December 31, 1996, Microsoft accounted for 35% of the Company's revenues compared to 52% for the year ended December 31, 1995 (50%, if certain revenue earned from royalty audits is excluded). Most of the revenues received by Inso from Microsoft derive from the use of Inso's Proofing Tools in Microsoft's Word and Office products. During 1995, the Company amended its agreement with Microsoft with respect to Proofing Tools. Under the terms of the amended agreement, the Company has granted to Microsoft, for substantially equal fixed quarterly minimum payments in 1996 and 1997, (i) a license to use version 3.02 of the Company's grammar product (the "Licensed Grammar Product") in specified versions of Microsoft's Word and Office products and (ii) an unlimited license to use a version of the Company's spelling and thesaurus products in all Microsoft products. Depending on the versions of Word and Office in which Microsoft uses the Licensed Grammar Product after June 30, 1996, Inso can earn additional predetermined revenues ("Usage Fees") through the termination date of the agreement (March 2001). The Company's revenues for the last six months of 1996 included certain such Usage Fees. The Company expects that the level of revenue that the Company will receive from Microsoft in 1997 will decline from the level received in 1996. The Company expects that revenues received from Microsoft will decline significantly after 1997.

Research and Development

The Company operates in an industry that is subject to rapid technological change, and its ability to compete and operate successfully depends on, among other factors, its ability to anticipate such change. Accordingly, the Company is committed to the development of new products and the continuing evaluation of new technologies. In addition, during 1996 the Company made significant investments in research and development in new products for use on or in conjunction with the Internet and the World Wide Web, including the HTML Export Electronic Publishing Solutions product and the CyberSpell(TM) Proofing Tool. The rapid changes that characterize these markets may require that the Company make substantial additional investments in research and development in order to respond to unforeseen market or technological developments. During 1996, 1995, and 1994, the Company's expenditures for developing new products and product enhancements were $19,084,000, $10,170,000, and $7,079,000, respectively. These expenditures represented 27%, 23%, and 30%, respectively, of total revenues for those periods. Of these amounts, $2,865,000, $1,364,000, and $1,352,000, respectively, were capitalized in accordance with applicable accounting principles and are subject to amortization over subsequent periods.
The balance was charged as product development expense.

Competition

The market for Proofing Tools is characterized by a relatively small number of participants marketing primarily through OEM channels. In addition to the Company, the principal participants in the Proofing Tools market include SoftArt, Inc. and WordPerfect Corporation, now a subsidiary of Novell, Inc., which, following the sale of its word processing and office suite software products to Corel Corporation, has licensed its linguistic technology to software developers on an OEM basis. The Company also faces competition from Microsoft and could face competition from any other OEM customer that has or may develop internally its own products comparable to the products currently licensed from the Company.

Competition in the markets for the Company's Information Management Tools is significant. The Company's search enhancement products compete with products offered by an affiliate of Xerox Corporation, and potentially compete with offerings from other software development organizations with the capacity and expertise to enter this market. The Company believes that as it continues to introduce products focusing on query refinement and expansion, including concept searching, it will face significant competition. The Company's viewing and conversion products compete with offerings from an affiliate of FTP Software and from other proprietary file viewing products. The Company believes that the principal competitive factors in these markets are product quality and compatibility with multiple applications, with price being a secondary factor.

The market for Electronic Publishing Solutions is characterized by a number of large participants offering full or partial solutions, based on both proprietary formats and open standards-based formats. Participants in this market include Adobe and its affiliates, an affiliate of Reed Elsevier, Quark, and SoftQuad. In addition, there are a number of smaller organizations serving segments of the Electronic Publishing Solutions market. In addition, as the market for Electronic Publishing Solutions grows, the Company expects to face additional competition from participants offering standards-based solutions, such as those offered by the Company. The Company expects that as it broadens its Electronic Publishing Solutions product line to include formats such as HTML, it will encounter significant competition from a large number of participants. The Company also faces limited competition in certain market segments from large companies such as Oracle Corporation and International Business Machines Corporation.

There are a large number of participants in the market for the Company's Information Products, none of which has a dominant market position. Participants in parts of this market segment include Franklin Electronic Publishers, Inc. and Random House Electronic Publishing, Inc. (electronic dictionaries); Compton's NewMedia, Inc. and Groliers Electronic Publishing, Inc. (electronic encyclopedias); and Microsoft (Information Products generally). In addition, in certain language markets, the Company may face competition from information products developed by or for print publishers having substantial name recognition in such markets.

The Company believes that the principal competitive factors in the markets for its principal products are product quality, ease of use, platform support, and price. An additional competitive factor in the market for Proofing Tools and Information Management Tools is language coverage.

Some of the Company's competitors and potential competitors have substantially greater development, marketing, sales, and financial resources than the Company.

Third-Party Database Supply Arrangements

The Company's Proofing Tools and Information Products, and certain of its Information Management Tools, products typically combine a database (such as a word list or a general reference database) with proprietary software technology. These databases are generally acquired through licensing arrangements with domestic and international third-party sources, typically print publishers and universities, although a number of such databases are owned by the Company. The Company seeks to work with leading, authoritative content sources in each of its product and market segments. The Company has arrangements in place with more than 40 publishers and other information suppliers.

For its Proofing Tools and Information Management Tools product lines, the Company acquires both word lists and full-definition databases. For its Information Products line, the Company generally acquires selected electronic rights for the underlying works on which the products are based. The Company owns the copyrights to the databases used in its English-language Proofing Tools and Information Management Tools products.

Although terms vary according to each individually negotiated license, the Company's typical content license arrangement for its Proofing Tools calls for a nonexclusive grant of rights for its use of the content in products it builds for license to OEM customers. Content licenses for Information Products may be made either on an exclusive or a nonexclusive basis. This usually includes the right to refine and augment the content editorially for its purposes and the right to use any associated trademarks and copyrights in the marketing of the material both to and by licensees. The typical term of nonexclusive licenses is five to 10 years.

Employees

As of December 31, 1996, the Company had 417 employees, including 244 in research and development, 114 in sales and marketing, and 59 in financial and administrative positions.

The Company believes that its future success will depend in large part upon its continued ability to recruit and retain highly qualified technical, managerial, and marketing personnel. To date, the Company has been successful in attracting and retaining skilled employees. None of the Company's employees is represented by a labor union, and the Company considers its relationship with its employees to be satisfactory.

Item 2.  Property

The Company's corporate headquarters is located in Boston, Massachusetts where the Company leases approximately 101,000 square feet of space. This lease has a term that expires on November 30, 2005, and includes options on 42,000 square feet of contiguous space at both fixed and market rates. The Company has exercised this option with respect to approximately 17,000 square feet of this space, and expects to occupy this additional space in the summer of 1997. In addition, in 1996 the Company entered into an agreement to lease an additional approximately 42,000 square feet of space at its current location and also expects to occupy this space in the summer of 1997. Inso Chicago leases approximately 11,300 square feet of space in downtown Chicago, Illinois. This lease has a term that expires in October 2006, and includes options on 5,000 square feet of contiguous space at fixed and market rates. Inso Providence leases approximately 26,000 square feet of space in Providence, Rhode Island. On March 6, 1997, Inso Providence entered into a lease for approximately 38,270 square feet of space at another location in Providence. This lease has a term that expires in March 2007, and includes options on contiguous space at a fixed rate. The Company has leases for office space in Kansas City, Missouri and Scottsdale, Arizona for certain of its product development operations. In addition, the Company leases office spaces in the United States and overseas for its worldwide marketing and sales activities. The Company does not own any real property.

The Company believes that the space currently under lease to the Company is adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate further physical expansion of the Company's operations and for additional sales offices.

Item 3.  Legal Proceedings

The Company has, from time to time, become a party to claims and lawsuits in the ordinary course of business. The Company is not a party to any litigation that it believes would have a material adverse impact on its business.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Linda J. Barnes, who is 39 years old, has been Vice President and Controller of the Company since its inception. Ms. Barnes joined Houghton Mifflin in 1982 and became a Software Division Vice President in March 1993.

Robert Carroll, who is 49 years old, has been Vice President, Corporate Development of the Company since January 1997. Prior to joining the Company, Mr. Carroll was a Principal of Roscommon Ltd. from December 1994 until January 1997. Prior to that time, Mr. Carroll held the position of President and Chief Executive Officer of two high technology companies, AE Research Corporation and Intractec Systems, Inc. from January 1989 to December 1994
and December 1986 to December 1988, respectively.   Prior to that time,
Mr. Carroll was the Chief Operating Officer of Computract, Inc. from October 1983 to October 1986.

Paul F. Henderson, who is 39 years old, has been Vice President of Marketing of the Company since July 1996. Prior to joining the Company, Mr. Henderson was Vice President of Marketing of Centerline Software, Inc. from February 1995 until July 1996. Prior to that time, Mr. Henderson held various positions at Sun Microsystems, Inc., including Director of Marketing, Worldwide Field Operations, for SunSoft, the software products business of Sun Microsystems, from July 1987 to January 1995.

Bruce G. Hill, who is 33 years old, has been Vice President, General Counsel, and Secretary of the Company since March 1994. Prior to joining the Company, Mr. Hill had been an associate attorney specializing in corporate and mergers and acquisitions matters at the law firm of Skadden, Arps, Slate, Meagher & Flom in Boston, Massachusetts, from 1988 until March 1994.

Elaine R. LeBlanc, who is 42 years old, has been Vice President and General Manager of Inso Boston since February 1997. Ms. LeBlanc joined the Company in November 1996 as Director of Product Management for Information Products. Prior to joining the Company, Ms. LeBlanc was Senior Vice President of Aimtech Corporation, a developer of multimedia authoring tools. Ms. LeBlanc joined Aimtech in January 1991 as Vice President of Marketing and was promoted to Senior Vice President in 1993. Previously, Ms. LeBlanc was Director of Marketing for The Softbridge Group from September 1988 until July 1990 and a co-founder and Vice President of Layered, Inc. from 1982 to 1988.

Kirby A. Mansfield, who is 42 years old, has been Vice President of Business Development of the Company since June 1994. From the inception of the Company until June 1994, Mr. Mansfield was Vice President of Marketing and Business Development. Mr. Mansfield joined Houghton Mifflin in July 1989 initially as a consultant for the Software Division and subsequently as its Director of Technical Development. Mr. Mansfield was appointed a Vice President of the Software Division in February 1992 and became Vice President and Director of Marketing and Business Development of the Software Division in October 1993.

Graham Marshall, who is 49 years old, has been Vice President, General Manager of Inso Providence since January 1997. Prior to joining the Company, Mr. Marshall held various key international electronic publishing positions within Reed Elsevier beginning in 1981. Mr. Marshall held the positions of Managing Director of Butterworth Asia from September 1996 to January, 1997, President of Butterworth Legal Publishers from April 1995 to September 1996, and manager of business units in the United Kingdom, United States, and Asia from January 1988 to April 1995.

Sunanda Mathai, who is 45 years old, has been Vice President of Engineering of the Company since its inception. Ms. Mathai joined Houghton Mifflin in October 1993 as the Vice President of Engineering of the Software Division. Prior to joining Houghton Mifflin, Ms. Mathai held several positions at ATEX, Inc., including Director of Quality Assurance from March 1990 until September 1991 and Senior Director of Engineering from October 1991 until joining Houghton Mifflin.

Michael E. Melody, who is 53 years old, has been Vice President, Strategic Planning and Operations of the Company since January 1997. Mr. Melody was Vice President and General Manager of Information Products of the Company from March 1996 until January 1997. From October 1994 through February 1996, Mr. Melody was Principal of Michael E. Melody, Consulting. From October 1990 through September 1994, Mr. Melody was Executive Vice President, College and Software Publishing of Houghton Mifflin. Prior to joining Houghton Mifflin, Mr. Melody held various executive positions with Simon & Schuster, Macmillan Publishing Company, and Prentice-Hall, Inc.

Jeffrey J. Melvin, who is 36 years old, has been Vice President, Worldwide Sales and Service of the Company since January 1997. Mr. Melvin was Vice President and General Manager of Tools and Technologies of the Company from October 1995 to January 1997, Vice President of Sales and Marketing of the Company from January 1995 to October 1995 and Vice President and Director of Sales from the Company's inception to January 1995. Mr. Melvin joined Houghton Mifflin in April 1991 as Director of Sales for the Software Division and was appointed Vice President, Director of Sales of the Software Division in March 1993. Prior to joining Houghton Mifflin, Mr. Melvin held various positions with Digital Equipment Corporation ("DEC") beginning in 1983.

Carol J. Mitchell, who is 50 years old, has been Vice President of Sales of the Company since October 1995 and was Director of OEM Sales of the Company from January 1995 until October 1995. Prior to joining the Company, Ms. Mitchell held various sales management positions, including New England large account sales manager, with DEC, beginning in 1986. Prior to joining DEC, Ms. Mitchell held various sales and sales management positions with Wang Laboratories, beginning in 1978.

Scott D. Norder, who is 31 years old, has been Vice President, General Manager of Inso's Chicago and Kansas City operations since January 1997. Mr. Norder became Vice President and General Manager of Inso Chicago in June 1995. Mr. Norder was Vice President of Engineering for Systems Compatibility Corporation, now Inso Chicago, from April 1991 to June 1995. Prior to that time Mr. Norder held key leadership positions within the development organization of Systems Compatibility Corporation since 1987.

Elaine S. Ouellette, who is 39 years old, has been Vice President, Human Resources of the Company since November 1996. Prior to joining the Company, Ms. Ouellette was Director of the Human Resource Services Division at International Data Group, Inc. from January 1990 until November 1996. Ms. Ouellette joined International Data Group in 1988 as Manager of Human Resources for the International Data Corporation Subsidiary. Prior to that, Ms. Ouellette held various positions in human resources at Data General Corporation beginning in 1982.

Betty J. Savage, who is 38 years old, has been Vice President, Chief Financial Officer, and Treasurer of the Company since its inception. Prior to joining the Company, Ms. Savage had been employed with Ernst & Young LLP in auditing and other capacities since 1980.

Steven R. Vana-Paxhia, who is 49 years old, has been President and Chief Executive Officer and a director of the Company since its inception on November 10, 1993. Mr. Vana-Paxhia was Director of the Software Division of Houghton Mifflin from November 1990 until March 1994 and was a Vice President of Houghton Mifflin from April 1991 until March 1994. Prior to joining Houghton Mifflin, Mr. Vana-Paxhia was Managing Director of Macmillan's Berlitz Translation Services from November 1987 until April 1990. Mr. Vana-Paxhia is also a director of Spyglass, Inc., a provider of enabling technologies for the World Wide Web and MathSoft, Inc., a software company.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock of the Company trades on the Nasdaq National Market of The Nasdaq Stock Market under the symbol "INSO." The following table sets forth the high and low sale prices of the Company's Common Stock for the fiscal periods listed below as reported on the Nasdaq National Market. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.


                  1996                 1995
Quarter Ended     High     Low         High     Low
March 31          $50.25   $31.25      $25.88   $16.53
June 30            68.00    45.75       32.50    24.13
September 30       58.50    39.25       36.25    29.38
December 31        63.25    34.00       47.50    27.25


On September 1, 1995, the Company effected a two-for-one stock split in the form of a stock dividend of one share of Common Stock for each outstanding share of Common Stock. The dividend was payable to stockholders of record on August 18, 1995. All references in the above table have been retroactively restated to reflect this transaction.

As of March 14, 1997, the Company's Common Stock was held by 480 holders of record. The Company has paid no dividends on its common stock since its formation and has no current plans to do so.

Item 6.  Selected Financial Data


Statement of Operations Data


						                                  Years Ended December 31
(In thousands except
per share amounts)          1996<F1>    1995<F1>   1994      1993      1992
Net revenues                $70,534     $43,387    $23,463   $13,757   $9,487
Gross profit                 62,225      37,595     20,389    11,887    7,853
Purchased in-process
  research and development   38,700       5,500          0         0        0
Total operating expenses     76,302      26,017     11,856     7,501    5,245
Operating (loss) income     (14,077)     11,578      8,533     4,386    2,608
(Loss) income before
  provision for income taxes(11,073)     13,046      8,852     4,386    2,608
Provision for income taxes   10,207       7,052      3,189     1,811    1,054
Net (loss) income           (21,280)      5,994      5,663     2,575    1,554
Primary (loss) earnings
  per share <F2>            ($ 1.61)     $  .49    $   .48    $ .22    $  .13
Fully diluted (loss)
  earnings per share <F2>   ($1.61)      $  .47    $   .47    $ .22    $  .13

Balance Sheet Data

                                       Years Ended December 31
(In thousands)               1996       1995       1994       1993      1992
Working capital (deficit)    $84,261    $55,460    $15,522    $1,802    ($  58)
Deferred income tax
  benefit, net                 4,930      3,847      4,175         0         0
Total assets                 136,272     91,129     33,494     6,373     3,328
Stockholders' equity <F3>    113,413     75,163     27,614     3,238     1,036

<F1>

The Company's 1995 results include the operations of Systems Compatibility Corporation since its acquisition on April 1, 1995. The Company's 1996 results include the operations of Electronic Book Technologies, Inc. and ImageMark Software Labs since their acquisition dates of July 16, 1996 and January 9, 1996, respectively. (See Note 5 of "Notes to Consolidated Financial Statements".)

<F2>

Assumes that the 11,560,000 shares of common stock outstanding immediately after the Company's initial public offering were outstanding throughout 1992 and 1993.

<F3>

Stockholders' equity prior to 1994 represents Houghton Mifflin's net asset investment in the Company during the time the Company operated as a division of Houghton Mifflin.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company derives its revenues from royalties, including initial nonrefundable royalties, from license arrangements with OEMs, one-time license and annual software maintenance fees from site-license agreements with corporate customers, and from one-time fees for direct licenses to consumers. Royalty revenues are earned in one of the following ways: as a percentage of net revenues from product unit sales by licensees that incorporate the Company's products, as a fixed per-unit royalty, or as a regular periodic fee based on estimated shipments or usage over time.
Royalty revenues are generally recognized in the Company's financial statements in the quarter in which amounts due to the Company have been determined. In the event that further substantial support or performance obligations exist, revenues are recognized when such obligations are met. Revenues from initial nonrefundable royalty arrangements are recognized at the time of product acceptance by the licensee if no significant obligation relating to the underlying contract remains to be completed. Revenue from corporate site-license agreements generally consist of a one-time license fee based on the number of individual users licensed and an annual software maintenance fee calculated as a percentage of the one-time fee. Payment of the maintenance fee permits customers to receive updates and enhancements to the software licensed for the duration of the maintenance agreement.

The Company generates a significant portion of its revenues from customers outside the United States. Such revenues totaled $15,315,000, $5,673,000, and $4,216,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The Company believes that a substantial amount of products are shipped internationally by its domestic OEM customers. Accordingly, the actual use of the Company's products by overseas end-users is higher than the export revenues reported for accounting purposes in the Company's
"Notes to Consolidated Financial Statements." The Company expects that the international market will continue to account for a significant portion of its total business. The Company's export revenues are transacted primarily in U.S. dollars. Therefore, the Company believes that it is not exposed to any significant risk with respect to changing currency exchange rates in connection with its business with international OEMs. The Company also denominates the prices for its corporate and end-user products sold internationally in U.S. dollars. Business with overseas end-users may be subject to greater currency exchange rate risk in the future. (See "Future Operating Results".)

Cost of revenues primarily comprises royalty expense for the licensing of technology, content databases, published reference works from Houghton Mifflin and other third parties, and the amortization of capitalized product development costs and intangible assets from the acquisitions and license agreements described in Note 5 of the "Notes to Consolidated Financial Statements." The level of amortization expense of capitalized product development costs is directly related to the amount of product development costs capitalized in each year and the time frame in which a specific product is made available for general release to customers. The royalty cost includes direct royalty obligations as well as the amortization of royalty advances.

The following table sets forth, for the periods indicated, certain operating data expressed as a percentage of revenues.

 Percentage of Revenues


                                        Years Ended December 31
                                        1996      1995      1994
Net revenues                            100.0%    100.0%    100.0%
Cost of revenues                         11.8      13.3      13.1
                                        -----     -----     -----
     Gross profit                        88.2      86.7      86.9
Operating expenses:
     Sales and marketing                 16.9      12.1      11.4
     Product development                 23.0      20.3      24.4
     General and administrative          13.4      14.9      14.7
     Purchased in-process research
       and development                   54.9      12.7
                                        -----     -----      -----
Total operating expenses                108.2      60.0      50.5
                                        -----     -----      -----
Operating (loss) income                (20.0)      26.7      36.4
Net investment income                    4.3        3.4       1.3
                                        -----     -----      -----
(Loss) income before provision
    for income taxes                   (15.7)      30.1      37.7
Provision for income taxes              14.5       16.3      13.6
                                       ------     -----      ----
Net (loss) income                      (30.2)%     13.8%     24.1%
                                       -----      -----      -----
                                       -----      -----      -----

Year Ended December 31, 1996, Compared to Year Ended December 31, 1995

Revenues for 1996 increased $27,147,000, or 62.6%, to $70,534,000 compared to $43,387,000 for 1995. Revenues for 1995 included $1,500,000 of revenue earned from royalty audits. Excluding that revenue, the 1996 total increased 68.4% over 1995. Revenues in 1996 included revenues from the acquisition of Electronic Book Technologies, Inc., now Inso Providence, and ImageMark Software Labs, Inc., now Inso Kansas City, described in Note 5 of the "Notes to Consolidated Financial Statements," since their acquisition dates of July 16, 1996, and January 9, 1996, respectively. Revenues from Inso Providence and Inso Kansas City accounted for approximately 15% of the total revenues in 1996. Royalty revenues increased 36.8%, excluding the revenues earned from royalty audits, as a result of increased sales by existing licensees as well as the number of licensees making royalty payments, which increased to 164 at December 31, 1996 from 110 at December 31, 1995. The increase in the number of licensees making royalty payments reflects new licensees resulting from the Inso Kansas City acquisition, as well as royalty flow from existing licensees who have earned their prepaid minimum royalties. Nonrefundable and recurring royalties from the Company's CorrecText(R) Grammar Correction System, Outside In(R) viewing technology, and ImageStream(R) graphics filters contributed substantially to the revenue gains. Nonrefundable royalty revenues for 1996 increased 87.7%, reflecting the addition of 191 new OEM licenses in 1996 compared to 149 new OEM licenses in 1995. New licenses for 1996 included Netscape Communications Corporation, Corel Corporation, Open Text Corporation, Verity, Inc., and Alta Vista. New products released during 1996 were CyberSpell(TM), InWords(TM), SciWords(TM), BizWords(TM), IntelliScope(R) Query Expander, IntelliScope(R) Retrieval Enhancer, and ImageStream(R) for Microsoft(R) Office. The Company also released additional language versions for its IntelliScope(R) and CorrectEnglish(TM) ESL writing system products. In addition, new versions of Quick View Plus(R) and the IntelliFinder(R) Reference Engine as well as electronic versions of The 1996 Information Please(R) Sports Almanac, The 1996 Information Please(R) Almanac, and The 1997 Information Please(R) Business Almanac were released in 1996.

Gross profit as a percentage of revenues was 88.2% in 1996 compared to 86.7% in 1995. Royalty costs decreased as a percentage of revenues as a result of a greater proportion of 1996 revenues being derived from the Outside In(R), Quick View Plus(R), and ImageStream(R) products, which carry lower royalty burdens. Amortization expense for capitalized software and intangibles increased due to the release of new products described above as well as amortization of costs related to the Inso Kansas City and Inso Providence acquisitions.

Sales and marketing expenses consist primarily of salaries, commissions, and bonuses for sales, marketing, and technical support personnel and promotional expenses. Sales and marketing expenses for 1996 increased 127.0% to $11,924,000 from $5,253,000 for 1995, reflecting increased staff due to the Company's acquisitions, entry into new markets (corporate and consumer), staff additions in product marketing to support the higher levels of sales, and higher commissions due to increased revenues. Sales and marketing expenses increased as a percentage of sales to 16.9% for 1996 compared to 12.1% for 1995. The increase as a percentage of sales is due primarily to the sales and marketing efforts at Inso Providence.

Product development expenses consist primarily of personnel costs and, to a lesser extent, fees paid for outside software development and consulting services. Product development expenses increased 84.2% to $16,219,000 for 1996 from $8,806,000 for 1995. The increase in product development costs was primarily due to investments in CorrectEnglish(TM) ESL writing system products, IntelliScope(R) products, Quick View Plus(R), CyberSpell(TM), DynaBase(TM), DynaText(R) products, and various reference works. As a percentage of revenues, product development expenses increased to 23.0% for 1996 from 20.3% for 1995. The increase as a percentage of revenues was primarily attributable to development efforts at Inso Providence. The Company's total product development costs, including capitalized costs, were $19,084,000, or 27.1% of revenues, for 1996, compared to $10,170,000, or 23.4% of revenues, for 1995.

General and administrative expenses in 1996 increased 46.5% to $9,459,000 from $6,458,000 in 1995. The increase in general and administrative expenses was primarily attributable to increases in personnel and general corporate expenses required to support the growth of the Company's operations. General and administrative expenses decreased as a percentage of revenues to 13.4% for 1996 compared to 14.9% for 1995.

The acquisition of Inso Kansas City and Inso Providence, included the purchase of certain technology under research and development, which resulted in charges to the Company's 1996 consolidated results of $4,400,000, or $0.34 per share, and $34,300,000, or $2.62 per share, respectively.

The Company's effective tax rates for 1996 and 1995 were influenced by the $38,700,000 Inso Kansas City and Inso Providence charges, and $5,500,000 Inso Chicago charges, respectively, for purchased technology under research and development at the time of the acquisitions. The charges were not deductible for tax purposes. Excluding the charges, the Company's effective tax rate in 1996 declined to 36.9% compared to 38.0% in 1995 as a result of tax planning initiatives undertaken by the Company in late 1995 and 1996.

Excluding the Inso Kansas City, Inso Providence, and Inso Chicago research and development charges noted above, net income and earnings per share for the years ended December 31, 1996 and 1995 would have been $17,420,000 and $1.24 per share and $11,494,000 and $0.94 per share, respectively.

Year Ended December 31, 1995, Compared to Year Ended December 31, 1994

Revenues for 1995 increased $19,924,000, or 84.9%, to $43,387,000, including
$1,500,000 of revenue earned from royalty audits, compared to $23,463,000 for 1994. Revenues in 1995 included revenues from the acquisition of Systems Compatibility Corporation, now Inso Chicago, described in Note 5 of the
"Notes to Consolidated Financial Statements," since the acquisition date of April 1, 1995. Revenues from Inso Chicago accounted for approximately 20% of the total in 1995. Royalty revenues increased 71.1%, including the revenue earned from royalty audits, as a result of increased sales by existing licensees as well as the number of licensees making royalty payments, which increased to 110 from 82 at December 31, 1994. Royalty revenues increased 62.7%, excluding the $1,500,000 royalty audit revenues. The increase in the number of licensees making royalty payments reflects new licensees resulting from the Inso Chicago acquisition, as well as royalty flow from existing licensees who have earned their prepaid minimum royalties.
In particular, continuing sales of Microsoft's Word and Office products, which incorporate the Company's CorrecText(R) and International CorrectSpell(TM), contributed substantially to the revenue gains. Nonrefundable royalty revenues for 1995 increased 77.9%, reflecting the addition of 149 new licenses in 1995 compared to 109 new licenses in 1994.
New licensees for 1995 included InterGO Communications, Inc., (formerly TeacherSoft Corporation), America Online, Inc., AT&T New Media
Services, Bloomberg, L.P., the European Commission, and Starwave Corporation. During 1995, the Company released additional language versions for its International CorrectSpell(TM), IntelliScope(R), International ProofReader(TM), CorrectEnglish(TM), and concise electronic thesaurus. Also released during 1995 were new versions of Quick View Plus(R), IntelliFinder(R), and Dutch, French, Italian, and Spanish bilingual dictionary databases, as well as electronic versions of The 1996 Information Please(R) Business Almanac and The 1996 Information Please(R) Entertainment Almanac.

Gross profit as a percentage of revenues was 86.7% in 1995 compared to 86.9% in 1994. Amortization of capitalized software and intangibles increased as a percentage of revenues in 1995 as a result of the release of new languages of CorrectEnglish(TM), International ProofReader(TM), concise electronic thesaurus, and IntelliScope(R); numerous reference works; and a new version of Quick View Plus(R); as well as amortization of costs related to the Inso Chicago acquisition and rights related to the Information Please(R)
Almanac series. This increase in amortization was more than offset by lower royalty costs as a percentage of revenue as a greater proportion of 1995 revenues was derived from the CorrecText(R), Outside In(R), and Quick View Plus(R) products, which carry lower royalty burdens.

Sales and marketing expenses consist primarily of commissions on sales; salaries of sales, marketing, and technical support personnel; and promotional expenses. Sales and marketing expenses for 1995 increased 96.2% to $5,253,000 from $2,677,000 for 1994, reflecting increased staff due to the Inso Chicago acquisition, entry into new markets (corporate and consumer), staff additions in product management to support the higher levels of sales, and higher commissions due to increased revenues.

Product development expenses consist primarily of personnel costs and, to a lesser extent, fees paid for outside software development and consulting services. Product development expenses increased 53.8% to $8,806,000 for 1995 from $5,727,000 for 1994. The increase in product development costs was primarily due to investments in CorrectEnglish(TM), International ProofReader(TM), IntelliScope(R), Quick View Plus(R), IntelliFinder(R), CyberSpell(TM), IntelliScope(R) Query Expander, and various reference works. As a percentage of revenues, product development expenses decreased to 20.3% in 1995 from 24.4% for 1994. The decrease as a percentage of revenues was primarily attributable to personnel expenses comprising a lower percentage of revenues in 1995 compared to 1994. This decrease was partially offset by capitalized development costs for IntelliScope(R), CorrectEnglish(TM), Quick View Plus(R), IntelliScope(R) Query Expander, concise electronic thesaurus, and bilingual dictionary databases that approximated 1994 in terms of dollars but represented a lower percentage of development expenses (13.4% in 1995 versus 19.1% in 1994). The Company's total product development costs, including capitalized costs, were $10,170,000, or 23.4% of revenues, for 1995, compared to $7,079,000, or 30.2% of revenues, for 1994.

General and administrative expenses in 1995 increased 87.1% to $6,458,000 from $3,452,000 in 1994. The increase in general and administrative expenses was primarily attributable to increases in personnel and general corporate expenses required to support the growth of the Company's operations. General and administrative expenses increased only slightly as a percentage of revenues to 14.9% for 1995 compared with 14.7% for 1994.

The acquisition of Inso Chicago included the purchase of certain technology under research and development, which resulted in a charge to the Company's 1995 consolidated results of $5,500,000, or $.44 per share.

The Company's effective tax rate was influenced by the $5,500,000 Inso Chicago research and development charge discussed above. The charge was not deductible for tax purposes. Excluding the charge, the Company's effective tax rate in 1995 was 38.0% compared to 36.0% in 1994. The increase is a result of the increased profitability causing a shift to a higher tax bracket, as well as amortization of the intangible assets from the Inso Chicago acquisition, which are not deductible for income tax purposes.

Excluding the Inso Chicago research and development charge noted above, net income and earnings per share would have been $11,494,000 and $.94 per share, respectively.

Liquidity and Capital Resources

The Company's operating activities have provided cash of approximately $17,452,000, $19,720,000, and $6,852,000 in 1996, 1995, and 1994,
respectively. Cash, cash equivalents, and marketable securities as of December 31, 1996 totaled $81,226,000. The Company believes that current funds and funds expected to be generated from operations will be sufficient to finance the Company's operations through the foreseeable future.

The Company's investing activities have used cash of $70,265,000, $36,611,000, and $6,415,000, in 1996, 1995, and 1994, respectively. Of these amounts, $2,865,000, $1,364,000, and $1,352,000, respectively, were for capitalized product development costs as discussed above. The increase in investing activities reflects net investments in marketable securities totaling $21,549,000 and two acquisitions completed during 1996 for an aggregate of $42,448,000 in cash. Also, contributing to the increased investing activities was additional investment in leasehold improvements, hardware, and software necessitated by the Company's growth.

On January 9, 1996, the Company acquired all of the outstanding capital stock of ImageMark Software Labs, Inc., now Inso Kansas City, for $5,500,000 from available cash. The Company also caused Inso Kansas City to enter into employment and noncompetition agreements with two key executives and made aggregate payments from available cash of $1,000,000 under those agreements. In August, 1996, Inso Kansas City exceeded certain performance measures as set forth in the purchase agreement. As a result, an additional $950,000 was paid on February 13, 1997 to the former stockholders of Inso Kansas City. On July 16, 1996, the Company acquired all of the outstanding capital stock of EBT, now Inso Providence Corporation, for $38,400,000 from available cash. In connection with the acquisition, the Company purchased certain technology under research and development valued at $34,300,000. All significant expenditures necessary to develop the research and development into commercially viable products had been incurred by the Company as of December 31, 1996. The Company is obligated to pay an additional
$1,467,000 to the former principal stockholder of EBT in January, 1998. In the event that certain 1997 Inso Providence financial and operating goals are met, contingent payments up to an additional $5,300,000 will be paid by the Company. The acquisition also included estimated costs of approximately $2,200,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the merger. At
December 31, 1996, the Company had acquisition related accruals of approximately $1,000,000. During 1997, payments against the accrual are expected to include severance, cancellation of facility leases and other contracts, and other out-of-pocket expenses. All payments are expected to be made by June 30, 1997. There can be no assurance that the Company will not incur additional charges in subsequent periods to reflect costs associated with the acquisitions or that management will be successful in its efforts to integrate the operations of the two companies.

On February 6, 1997, the Company acquired the Mastersoft line of products and related technologies from Adobe Systems Incorporated for approximately $2,965,000 from available cash.

The Company's financing activities provided cash of $49,858,000, $40,268,000, and $13,421,000 in 1996, 1995, and 1994, respectively. In November, 1996, the Company completed a public offering of 1,200,000 shares of the Company's Common Stock, which provided net proceeds of approximately $56,444,000. On February 1, 1996, the Company repaid outstanding promissory notes of $6,037,000 issued in connection with the acquisition of Inso Chicago. The Company also repaid $2,222,000 of existing indebtedness of Inso Providence assumed in the acquisition. The Company has no long-term debt and, as of December 31, 1996, had working capital of $84,261,000.

The Company had available to it a deferred income tax benefit in the amount of $8,746,000 as of December 31, 1996, which is recorded at the net amount of $3,880,000 after deduction of a valuation allowance in the amount of $4,866,000. This benefit primarily relates to a basis difference between assets reported in the Company's financial statements and for income tax purposes, primarily tax basis intangible assets arising in connection with the formation of the Company and completion of the initial public offering discussed in Note 1 of "Notes to Consolidated Financial Statements." The tax benefit is subject to statutory realization ratably over a remaining twelve-year period and, as a result, the Company's prospective cash requirement for income taxes may be reduced by approximately $700,000 per year. The amount of the tax benefit ultimately recovered is dependent upon the amount of taxable income earned by the Company both annually and over the fifteen-year period following the initial public offering of the Company's common stock. Therefore, there can be no assurance that all or some portion of the annual cash requirement reduction, or the full amount of the tax benefit relative to the asset basis differential, will be realized.

Future Operating Results

This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statement. The following are certain, but not necessarily all, of the factors that the management of the Company currently believes could cause the Company's actual operating results to be materially less than forecasted or projected in any forward-looking statement.

The Company received 35% of its revenues in 1996 from Microsoft. The economic terms of the Company's current agreement, which was amended in 1995, with Microsoft with respect to the Company's Proofing Tools products expire at the end of 1997. The Company anticipates that the economic terms of that agreement will not be renewed on terms favorable to the Company, and that revenues received from Microsoft will decline significantly after 1997.

The Company receives the majority of its revenue from OEMs that integrate the Company's products with their own products and market them to end-users as a single unit. The business of the Company's OEM customers is intensely competitive, while the computer software industry has continued to consolidate. As a result, there is both a decreasing number of potentially significant OEM customers for the Company's products and increasing competitive pressure for the Company's existing and potential customers to reduce costs. At the same time, it is possible that consumers may reduce purchases of the products of OEMs for reasons unrelated to the quality or price of the Company's products. These factors could result in decreased revenues from OEMs.

The Company now receives a substantial portion of its revenues from direct and indirect sales efforts aimed at major corporations, government agencies, and consumers. The marketing and distribution of products to end-users, either by the Company or by value-added resellers or distributors, requires higher sales and marketing expenditures as a percentage of revenues than the OEM distribution channel, which could have a negative impact on the Company's results of operations. The Company intends to expand this activity through greater sales efforts and the introduction of new products for corporate use, which could further increase the level of sales and marketing expenditures relative to revenues. The Company anticipates that a substantial portion of its future revenue growth will come from corporate, government, and consumers sales, which could result in lower operating margins in future periods.

The Company's ability to remain competitive in the computer software industry is dependent on the services of a number of key management and technical personnel, principally software engineers, linguists, and database specialists. Personnel costs for technical staff represent a significant portion of the Company's operating expenses, and increased competition and related personnel cost increases for such staff could have a material adverse impact on the Company's operating results.

The Company has historically operated in narrow market segments that have attracted fewer substantial participants than the general market for software applications. As the Company develops products for end-users, particularly in the Information Management Tools and Electronic Publishing Solutions markets, the Company anticipates that it will experience increased competition, both as to quality and price, from substantial entities with greater resources than those of the Company.

It is possible that certain of the major operating system developers, including Microsoft, may add features and functionality to such operating systems, including future versions of Windows(R) 95 and Windows NT(R), that may compete with the Company's products or with those of its other OEM customers. The concentration of the market for operating systems makes it difficult or impossible for the Company or its other OEM customers to compete on a price basis because purchasers of operating systems would be required to purchase products as part of the operating system that compete with those of the Company. In addition, certain OEM customers, such as Microsoft, may choose to internally develop products that compete with those of the Company in order to reduce their costs.

The Company has experienced growth that could place a significant strain on its resources. The Company's historical and projected growth has come from a combination of growth from internally developed products and the successful acquisition and integration of businesses and assets. Changes in the market for mergers and acquisitions of software companies and information databases could make it more difficult for the Company to achieve projected or forecasted revenue or net income growth in future periods. The Company's ability to manage any future growth and integrate any newly-acquired business will require it to continue to improve its operations and its financial and management information systems, and to motivate and effectively manage its employees. There is no assurance that the Company will be able to integrate and manage successfully businesses or assets that it has acquired or may acquire in the future. If the Company's management is unable to manage such growth effectively, the quality of the Company's products; its ability to identify, hire, and retain key personnel; and its results of operations could be materially adversely affected.

The Company's ability to achieve revenue and net income growth with respect to its Information Products product line is dependent to a large degree on the Company's ability to create and acquire, either by license or purchase, the rights to additional authoritative reference works. Changes in the market for the electronic rights to such works could make it difficult or impossible for the Company to acquire such rights on favorable economic terms, which could adversely affect revenues and operating income.

The Company has increased the marketing of its products directly to end-users outside the United States and has experienced a substantial increase in revenue from foreign sources in 1996. The majority of this growth is attributable to increased sales of products to corporate and consumer customers in foreign markets. The marketing of products directly to end-users outside the United States increases the risk to the Company's revenues associated with fluctuations of the U.S. dollar in relation to foreign currencies. Such fluctuations could also result in increased operating expenses associated with foreign operations.

Item 8.  Financial Statements and Supplementary Data

The Company's consolidated financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to this item is set forth under the caption "Executive Officers of the Company" in Part I hereof and under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement ("Proxy Statement"), to be furnished to stockholders in connection with the solicitation of proxies for use at the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required to be furnished pursuant to this item is set forth under the captions "Director's Compensation," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Stock Option Grants," "Aggregated Option Exerciser and Year-End Option Table," and "Severance Agreements" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required to be furnished pursuant to this item is set forth under the caption "Security Ownership" in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item is set forth under the caption "Certain Transactions" in the Proxy Statement and is incorporated herein by reference.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.  Consolidated Financial Statements
       The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement
       Schedule are filed as part of this Annual Report.

   2.  Consolidated Financial Statement Schedule
       The consolidated financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement
       Schedule is filed as part of this Annual Report.

   3.  Exhibits
       The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report.

(b)    Reports on Form 8-K filed in the fourth quarter of 1996
       None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Inso Corporation
                                ----------------
                                Registrant

Date:	March 14, 1997            /s/ Steven R. Vana-Paxhia
                                -------------------------
                                Steven R. Vana-Paxhia
                                President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 1997            /s/ Steven R. Vana-Paxhia
                                -------------------------
                                Steven R. Vana-Paxhia
                                President, Chief Executive Officer, and
                                Director

Date:	March 14, 1997            /s/ Betty J. Savage
                                -------------------
                                Betty J. Savage
                                Vice President and Chief Financial Officer

Date:	March 14, 1997            /s/ Linda J. Barnes
                                -------------------
                                Linda J. Barnes
                                Vice President and Controller
                                (Chief Accounting Officer)

Date:	March 14, 1997            /s/ Joseph A. Baute
                                -------------------
                                Joseph A. Baute, Director

Date:	March 14, 1997            /s/ J. P. Barger
                                ----------------
                                J. P. Barger, Director

Date:	March 14, 1997            /s/ Samuel H. Fuller
                                --------------------
                                Samuel H. Fuller, Director

Date:	March 14, 1997            /s/ John Guttag
                                --------------
                                John Guttag, Director

Date:	March 14, 1997            /s/ Stephen O. Jaeger
                                --------------------
                                Stephen O. Jaeger, Director

Date:	March 14, 1997            /s/ Joanna T. Lau
                                -----------------
                                Joanna T. Lau, Director

Date:	March 14, 1997            /s/ Ray Stata
                                -------------
                                Ray Stata, Director

Date:	March 14, 1997            /s/ William J. Wisneski
                                -----------------------
                                William J. Wisneski, Director

Item 14(a). Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Auditors
Consolidated Balance Sheets at December 31, 1996 and 1995
Consolidated Statements of Operations for the years ended December 31, 1996,
     1995, and 1994
Consolidated Statements of Cash Flows for the years ended December 31, 1996,
     1995, and 1994
Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1996, 1995, and 1994
Notes to Consolidated Financial Statements
Supplementary information:
     Unaudited Quarterly Operating Results
Schedule for the years ended December 31, 1996, 1995, and 1994:
     Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present, or the amounts are not sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements.

Report of Independent Auditors

The Board of Directors and Stockholders
Inso Corporation

We have audited the accompanying consolidated balance sheets of Inso Corporation as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inso Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       /s/ ERNST & YOUNG LLP
                                      ----------------------
                                      ERNST & YOUNG LLP

Boston, Massachusetts
January 31, 1997, except for Note 11, as to which the date is February 6, 1997


Inso Corporation
Consolidated Balance Sheets
December 31, 1996 and 1995

                                               December 31
(In thousands except share amounts)            1996          1995
Assets
Current assets:
  Cash and cash equivalents                    $34,280       $37,235
  Marketable securities                         46,946        25,397
  Accounts receivable, net allowances of
    $1,352 in 1996 and $790 in 1995             21,144         8,264
  Income tax receivable                          1,970
  Other current assets                           1,313           530
                                                ------        ------
  Total current assets                         105,653        71,426

Property and equipment, net                      5,303         2,257
Royalty advances and other assets, net           3,564           980
Product development costs, net of
  accumulated amortization of $9,418 in
  1996 and $6,775 in 1995                        7,168         3,229
Intangible assets, net of accumulated
  amortization of $3,246 in 1996 and
  $1,491 in 1995                                 9,654         9,390
Deferred income tax benefit, net                 4,930         3,847
                                                 -----         -----
Total Assets                                  $136,272       $91,129
                                              --------       -------
                                              --------       -------

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                            $  1,877       $    413
  Accrued liabilities                            2,379          1,472
  Accrued salaries, commissions, and
    bonuses                                      4,085          2,094
  Acquisition related liabilities                1,995
  Unearned revenue                               2,431            875
  Royalties payable                              1,916          1,461
  Due to Houghton Mifflin Company                  749            314
  Promissory notes                                              6,037
  Current income taxes payable                                    883
  Deferred income taxes                          5,960          2,417
                                                 -----         -----
     Total current liabilities                  21,392         15,966

Long-term acquisition related liabilities        1,467

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
    shares authorized; none issued
  Common stock, $.01 par value; 50,000,000 and
    25,000,000 shares authorized in 1996 and
    1995, respectively; 14,293,249 and
    12,965,700 shares issued in 1996
    and 1995, respectively                         143           130
  Capital in excess of par value               123,472        64,096
  (Accumulated deficit) retained earnings       (9,623)       11,657
                                               --------       ------
                                               113,992        75,883
  Unamortized value of restricted shares          (521)         (669)
  Treasury stock, at cost, 5,075 and 4,975
    shares in 1996 and 1995, respectively          (58)          (51)
                                               --------      -------
     Total stockholder's equity                 113,413       75,163
                                               --------      -------
Total Liabilities and Stockholders' Equity     $136,272      $91,129
                                               --------      -------
                                               --------      -------
See accompanying Notes to Consolidated Financial Statements.

Inso Corporation
Consolidated Statements of Operations
Years Ended December 31, 1996, 1995, and 1994

(In thousands except per share amounts)      1996       1995       1994
Net revenues                                 $70,534    $43,387	   $23,463
Cost of revenues                               8,309      5,792      3,074
                                             -------    -------    -------
  Gross profit                                62,225     37,595     20,389

Operating expenses:
  Sales and marketing                         11,924      5,253      2,677
  Product development                         16,219      8,806      5,727
  General and administrative                   9,459      6,458      3,452
  Purchased in-process research
    and development                           38,700      5,500
                                              ------     ------     ------
     Total operating expenses                 76,302     26,017     11,856
                                              ------     ------     ------
Operating (loss) income                      (14,077)    11,578      8,533

Net investment income                          3,004      1,468        319
(Loss) income before provision
  for income taxes                           (11,073)    13,046      8,852
Provision for income taxes                    10,207      7,052      3,189
                                              ------     ------     ------
Net (loss) income                           ($21,280)  $  5,994   $  5,663
                                              ------      -----      -----
                                              ------      -----      -----

Primary (loss) earnings per share           ($  1.61)  $   0.49	  $   0.48
                                              ------       ----       ----
                                              ------       ----       ----
Fully diluted (loss) earnings per share     ($  1.61)  $   0.47   $   0.47
                                              ------       ----       ----
                                              ------       ----       ----
See accompanying Notes to Consolidated Financial Statements.

Inso Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 1996, 1995, and 1994

(In thousands of dollars)                    1996        1995       1994
Cash flows from (used in)
   operating activities:
  Net (loss) income                          ($21,280)   $ 5,994    $ 5,663
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
     Depreciation                               2,064      1,059        542
     Amortization                               4,768      2,980        962
     Deferred income taxes                      4,547      1,473        696
     Purchased in-process research and
       development                             38,700      5,500
                                               ------      -----        ---
                                               28,799      17,006     7,863
  Changes in operating assets and
    liabilities:
     Accounts receivable                      (12,566)       189     (3,226)
     Royalty advances                            (327)       414       (779)
     Accounts payable and accrued
       liabilities                                (42)     1,861      1,941
     Current income taxes                       1,739        695         93
     Royalties payable                            463        266        310
     Due to Houghton Mifflin Company              435       (589)       773
     Other assets and liabilities              (1,049)      (122)      (123)
                                              -------      -----       -----
     Net cash provided by operating
       activities                              17,452     19,720      6,852

  Cash flows from (used in) investing
    activities:
     Property and equipment expenditures       (3,393)    (2,211)    (1,040)
     Capitalized product development costs     (2,865)    (1,364)    (1,352)
     Acquisitions, net of cash acquired and
       issuance of promissory notes           (42,448)    (4,184)
     Purchase of rights of Information
       Please(R) Almanacs                         (10)    (3,455)
     Net change in marketable securities      (21,549)   (25,397)
     Software license                                                (4,023)
                                              --------   --------    -------
       Net cash used in investing activities  (70,265)   (36,611)    (6,415)

  Cash flows from (used in) financing
    activities:
     Net proceeds from issuance of common
       stock                                   58,124     40,628     47,467
     Payment to Houghton Mifflin Company
       and transfer of net assets                                   (34,155)
     Principal stockholder's contribution to
       capital                                                          130
     Purchases of treasury stock                   (7)       (30)       (21)
     Repayment of promissory notes             (6,037)      (330)
     Repayment of Electronic Book
       Technologies debt                       (2,222)
                                               -------    -------    --------
        Net cash provided by financing
         activities                            49,858      40,268    13,421
                                              ------      ------      ------
Net increase (decrease) in cash and
    cash equivalents                         (2,955)      23,377      13,858

Cash and cash equivalents at beginning of
    the period                                37,235      13,858           0
                                              ------      ------       -----

Cash and cash equivalents at end of
    the period                               $34,280     $37,235     $13,858
                                              ------      ------      ------
                                              ------      ------      ------
Supplementary information:
     Income taxes paid                       $ 4,081     $ 5,017     $ 2,312
                                               -----       -----       -----
                                               -----       -----       -----

See accompanying Notes to Consolidated Financial Statements.

Inso Corporation
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1996, 1995, and 1994

            Common Stock      Capital
(In         ---------------   in      (Accumu-  Unamortized
thousands             Amount  excess  lated     value of
except                $.01    of      deficit)  restrict- Treasury Stock
share                 par     par     Retained  ed        --------------
amounts     Shares    value   value   earnings  shares    Shares Amount Total
Balance at
 January 1,
 1994                                                                    $0
Net proceeds
 from initial
 public
 offering   3,450,000 $35     $47,262                                    47,297
Payment to
 Houghton
 Mifflin
 Company
 and
 transfer
 of net
 assets    2,321,300   23     (31,029)                                 (31,006)
Deferred
 income tax
 benefit,
 net                           5,326                                     5,326
Stock
 options
 exercised      4,500            100                                        100
Issuance of
 restricted
 shares        23,518            552            ($552)                        0
Principal
 stockholder's
 contribution
 to capital     8,700            130                                        130
Issuance of
 shares
 pursuant
 to Employee
 Stock
 Purchase
 Plan           6,193             79                                         79
Share
 repurchases                                              850    ($21)      (21)
Amortization
 of restricted
 shares                                          46                          46
Net income                            $5,663                              5,663
             --------  ---    ------  -------     --       ---     ----   ------
Balance at
December
31, 1994    5,814,211 $58     $22,420  $5,663  ($506) 	   850     ($21) $27,614

Issuance
 of shares
 pursuant
 to Employee
 Stock
 Purchase
 Plan and
 Benefit
 Plan          18,414             501                                       501
Net proceeds
 from public
 offering    600,000   6       39,286                                    39,292
Stock
 options
 exercised    45,875   1        1,011                                     1,012
Issuance of
 restricted
 shares       10,500              336           (336)                         0
Other
 issuances
 and
 repurchases   3,500              119                     4,125   (30)       89
Two-for-one
 stock
 split     6,473,200    65        (65)                                        0
Amortization
 of
 restricted
 shares                                         173                         173
Tax benefit
 of stock
 option
 exercises                       488                                        488
Net income                             5,994                              5,994
          ----------   ---    ------  ------    ----      -----    ---    -----
Balance
at December
31, 1995  12,965,700 $130    $64,096 $11,657   ($669)     4,975   ($51) $75,163

Issuance
 of shares
 pursuant
 to Employee
 Stock
 Purchase
 Plan        21,399             658                                          658
Net proceeds
 from
 public
 offering 1,200,000     12   56,432                                       56,444
Stock
 options
 exercised   98,950      1    1,021                                        1,022
Issuance of
 restricted
 shares      1,200               48               (48)                         0
Other
 issuances
 and
 repurchases 6,000             223                        100	    (7)        216
Amortization
 of
 restricted
 shares                                           196                        196
Tax benefit
 of stock
 option
 exercises                     994                                           994
Net loss                              (21,280)                          (21,280)
          ---------  ---  --------    --------    ---    ---      ---   --------
Balance at
December
31, 1996 14,293,249 $143  $123,472    ($9,623)  ($521)  5,075    ($58) $113,413
         ---------- ----  --------    --------  ------  -----    ----- --------
         ---------- ----  --------    --------  ------  -----    ----- --------
See accompanying Notes to Consolidated Financial Statements.

Inso Corporation
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Inso Corporation (the "Company") was formed on November 10, 1993, as the successor Company to the Software Division of Houghton Mifflin Company ("Houghton Mifflin"). At the time of incorporation in Delaware, the Board of Directors established a class of Series A Convertible Preferred Stock with priority dividend rights (the "Series A Preferred"). The Company and Houghton Mifflin entered into a Formation Agreement on January 10, 1994, in which Houghton Mifflin agreed to purchase all of the Company's authorized Series A Preferred and transfer to the Company the net assets and business of the Software Division. The transactions provided for in the Formation Agreement were consummated concurrent with the Company's completion of an initial public offering of its common stock on March 8, 1994. The shares of Series A Preferred issued to Houghton Mifflin were entitled to a preferential dividend equal to 80% of the net proceeds received by the Company in connection with the sale of the common stock in such public offering. Simultaneously with the payment of the dividend, the Series A Preferred was converted into 4,660,000 shares of common stock, equivalent to approximately a 40% equity interest in the Company.

The accompanying financial statements are presented as though the Company had existed as a corporation separate from Houghton Mifflin throughout the periods presented and include the historical assets, liabilities, revenues, and expenses that are directly related to the Company's operations, including expenses charged to the Company by Houghton Mifflin. (See Note 7.)

Nature of Operations

The Company is a provider of multilingual software products and systems that help people correct, find, view, publish, and distribute data, text, and images in electronic environments ranging from individual desktops to the Internet. The Company markets certain of its products worldwide to original equipment manufacturers (OEMs) of computer hardware, software, and consumer electronics products. The Company also markets software applications and systems to major corporations, government agencies, and end-users. These operations are reported as one business segment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company derives its revenues from royalties, including initial nonrefundable royalties from license arrangements, one-time license and annual software maintenance fees from site-license agreements with corporate customers, and from one-time fees for direct licenses to customers. Royalty revenue is earned in one of the following ways: as a percentage of net revenues from product unit sales by licensees that incorporate the Company's products, as a fixed per-unit royalty, or as a regular periodic fee based on estimated shipments or usage over time.

The Company accounts for revenue in accordance with Statement of Position 91-1, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. Specifically, royalty revenues are generally recognized in the Company's financial statements in the quarter in which amounts due to the Company have been determined. In the event that further substantial support or performance obligations exist, revenues are recognized when such obligations are met. Revenues from initial nonrefundable royalty arrangements are recognized at the time of product acceptance by the licensee if no significant obligation relating to the underlying contract remains to be completed. Nonrefundable royalty amounts payable to the Company according to specified payment dates are recorded as receivables. Revenues from corporate site-licenses are recognized at the time of the delivery to the customer. Revenues from product sales are recognized upon shipment. Revenues for maintenance agreements are recognized as income over the term of the agreement using the straight-line method.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Investments

The Company accounts for its investments in securities, including certain cash equivalents and marketable securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The appropriate classification of debt securities is determined at the time of purchase and is reevaluated at each balance sheet date. (See Note 2.)

Fair Value of Financial Instruments

The Company's cash equivalents, marketable securities, and accounts receivables are carried at cost which approximates fair value.

Product Development Costs

Software and other costs incurred in connection with product development are charged to expense until such time as specific product technological feasibility has been established. Thereafter, product development costs specific to the product are capitalized and reported at the lower of unamortized cost or net realizable value.

Amortization of capitalized product development costs begins when the related product is available for general release to customers. These costs are amortized using the shorter of the estimated future product revenue streams or the straight-line method over a period not exceeding three years.

Amortization of $2,643,000, $1,308,000, and $588,000 for the years ended 1996,
1995, and 1994, respectively, is included as a component of cost of revenues.

Royalty Advances

Royalty advances, which pertain to payments by the Company for the license of technology and/or content used in its products, are stated at cost less royalty amounts expensed based on revenues recognized over the life of the related agreement.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using an accelerated method over the estimated economic life of the assets, generally three to five years. Depreciation is provided on leasehold improvements using the straight-line method over the economic life of the asset or the lease term, whichever is shorter.

Intangible Assets

Intangible assets are being amortized over their estimated economic lives. If facts and circumstances suggest that an impairment may have occurred, the unamortized balances of these assets are reviewed under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." If this review indicates that the remaining balance is not recoverable, as determined based upon the estimated undiscounted cash flows of the asset during its remaining economic life, the value assigned to the asset would be reduced to its fair value.

Concentration of Credit Risk

In 1996, 1995, and 1994, Microsoft Corporation accounted for 35%, 52%, and 55% of revenues, respectively. The Company's 1995 revenues from Microsoft include $1,500,000 of revenue earned from royalty audits. The economic terms of the Company's agreement with Microsoft, which was amended in 1995, with respect to the Company's Proofing Tools products expire at the end of 1997. The Company anticipates that the economic terms of that agreement will not be renewed on terms favorable to the Company, and that revenues received from Microsoft will decline significantly for periods after 1997.

The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; to date, losses have not been material to the Company's financial position or results of operations.

The Company licenses its products primarily to customers in North America. Sales to foreign customers accounted for $15,315,000, $5,673,000, and $4,216,000 for the years ended December 31, 1996, 1995, and 1994, respectively. International sales to Canada were 11%, 4%, and 3% in 1996, 1995, and 1994, respectively. No other foreign country accounted for more than 10% of total sales in any period. Substantially all export sales have been consummated by the Company's United States operation.

Stock-Based Compensation

The Company has elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, no compensation expense has been recognized by the Company for its stock option plans and its stock purchase plan.

Earnings Per Share

As the Company's operations were included in the consolidated financial statements of Houghton Mifflin on a divisional basis prior to the initial public offering, there are no stockholder equity accounts for the Company prior to March 1994. Common shares outstanding of 11,560,000 at March 8, 1994, have been included in the earnings per share calculation as if the shares were outstanding for all periods prior to March 8, 1994. Primary and fully diluted earnings per share are based on the weighted average number of shares outstanding during the period and the assumed exercise of dilutive stock options using the treasury stock method for 1995 and 1994 and the modified treasury stock method for 1996. Computations of earnings per share do not include common stock equivalents where the effect would be antidilutive. The primary weighted average number of common and equivalent shares outstanding was 13,214,000 in 1996, 12,228,000 in 1995, and 11,798,000 in 1994. The fully diluted weighted average number of common and equivalent shares outstanding was 13,214,000 in 1996, 12,839,000 in 1995, and 11,946,000 in 1994.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1996 presentation.

Note 2. Investments

The Company's available-for-sale investments carried at cost, which approximates fair value, and included in cash equivalents and marketable securities are as follows:

                                      December 31
(In thousands of dollars)             1996       1995
Commercial paper                      $20,000    $26,950
Corporate notes                        37,273      9,707
Money market funds                      4,855      9,697
Tax-exempt municipal bonds                         8,726
United States agency bonds              6,989      4,993
Asset-backed securities                 9,957      1,971
                                       ------     ------
Total                                 $79,074    $62,044
                                      -------    -------
                                      -------    -------

Interest on securities classified as available-for-sale of $2,887,000, $1,208,000, and $321,000 is included in net investment income in 1996, 1995, and 1994, respectively. Dividend income, included in net investment income, for securities classified as available-for-sale was $22,000 and $269,000 in 1996 and 1995, respectively.

During the year ended December 31, 1996, available-for-sale securities with a value of $48,813,000 were sold. The gross realized gains and losses on those sales were immaterial to the Company's financial statements. During the years ended December 31, 1996 and 1995, purchases of available-for-sale securities were $249,221,000 and $220,212,000, respectively. Maturities of available-for-sale securities were $186,525,000 and $147,845,000 for the years ended December 31, 1996 and 1995, respectively.

The Company's available-for-sale securities have the following maturities:


                                      December 31
(In thousands of dollars)             1996       1995
Due in one year or less               $55,461    $50,366
Due within two years                   23,613     11,678
                                       ------     ------
Total                                 $79,074    $62,044
                                       ------     ------
                                       ------     ------

Note 3.  Property and Equipment


Property and equipment at December 31 are summarized as follows:

(In thousands of dollars)                1996       1995
Leasehold improvements                   $  767     $  476
Computer equipment and software          10,294      3,880
Furniture and fixtures                    1,153        711
                                         ------      -----
                                         12,214      5,067

Less accumulated amortization
     and depreciation                    (6,911)    (2,810)
                                        -------     -------
                                         $5,303     $2,257
                                        -------     -------
                                        -------     -------

Note 4.  Common Stock

On November 5, 1996, the Company completed a public offering of 1,200,000 shares of the Company's common stock, which provided the Company with net proceeds of approximately $56,444,000.

On August 2, 1995, the Company completed a public offering of 600,000 shares (1,200,000 shares adjusted for stock dividend in September 1995) of the Company's common stock, which provided the Company with net proceeds of approximately $39,300,000.

In September 1995, the Company effected a two-for-one stock split in the form of a stock dividend of one share of common stock for each outstanding share of common stock. All references in the financial statements to the average number of shares outstanding and related prices, per share amounts, stock plan data, and benefit plan data have been retroactively restated to reflect this transaction.

Note 5.  Acquisitions and License Agreements

Electronic Book Technologies, Inc.

On July 16, 1996, the Company acquired all of the outstanding capital stock of privately held Electronic Book Technologies, Inc. ("EBT"), now Inso
Providence Corporation ("Inso Providence"). In connection with the acquisition, the Company paid approximately $27,800,000 in July 1996. In addition, $10,600,000 was paid in October 1996 in connection with the purchase of shares of EBT stock issued upon the exercise of EBT stock options which survived the closing. All payments relating to the EBT acquisition were made from the Company's available cash. The Company is also obligated to pay an additional $1,467,000 to the former principal stockholder of EBT in January, 1998. In the event that certain 1997 Inso
Providence financial and operating goals are met, contingent payments up to an additional $5,300,000 will be paid by the Company.

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

The acquisition also included estimated costs of approximately $2,200,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the merger. During 1996, charges against the accrual consisted of the following: $550,000 of professional fees consisting principally of appraisal, legal, and accounting fees; $475,000 of employee severance for elimination of duplicate functions and closure of duplicate and excess operations; $110,000 of lease and other facility costs for closed operations; and $65,000 of other out-of-pocket expenses related to the acquisition. Employee terminations were essentially in the areas of sales, marketing, and product development. At December 31, 1996, the Company has acquisition related accruals of approximately $1,000,000 included in accrued acquisition related liabilities on the accompanying balance sheet.
During 1997, payments against the accrual are expected to include severance, cancellation of facility leases and other contracts, and other out-of-pocket expenses. All payments are expected to be made prior to June 30, 1997.

ImageMark Software Labs, Inc.

On January 9, 1996, the Company acquired all of the outstanding stock of privately held ImageMark Software Labs, Inc., now Inso Kansas City
Corporation ("Inso Kansas City"), for a purchase price of $5,500,000.
The purchase price was paid from available cash. The Company also caused, at the time of acquisition, Inso Kansas City to enter into employment and noncompetition agreements with two key executives and made aggregate payments of $1,000,000 under those agreements. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1996 of $4,400,000, or $0.34 per share. The charge was not deductible for tax purposes. Intangible assets of approximately $351,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of seven years.
Amounts capitalized in connection with the employment and noncompetition agreements are being amortized on a straight-line basis over three years.

In August, 1996, Inso Kansas City exceeded certain performance measures as set forth in the stock purchase agreement. As a result, the Company is obligated to pay an additional $950,000 to the former stockholders of Inso
Kansas City, which is reflected in acquisition related liabilities on the accompanying balance sheet. The additional consideration is being amortized on a straight-line basis over the useful life remaining in the original seven years.

Unaudited pro forma revenue, net (loss) income, and (loss) earnings per share shown below for the years ended December 31, 1996 and 1995 assumes the acquisition of Electronic Book Technologies, Inc. and ImageMark Software
Labs, Inc., described above occurred on January 1, 1996 and 1995, respectively:




                                                      Years Ended December 31
                                                      (unaudited)
(In thousands of dollars except per share amounts)    1996        1995
Revenue                                               $78,204     $60,300
Net (loss) income                                    ($23,735)    $ 4,857
(Loss) earnings per share                            ($  1.80)    $  0.40


Systems Compatibility Corporation

On April 1, 1995, the Company acquired all of the outstanding capital stock of privately held Systems Compatibility Corporation ("SCC"), now Inso Chicago, for a purchase price of $12,367,500. The purchase was paid in the form of $6,000,000 in cash and $6,367,500 in promissory notes with a final payment due on February 1, 1996. The notes were supported by outstanding letters of credit. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended June 30, 1995, of $5,500,000, or $0.44 per share. The charge was not deductible for tax purposes. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. Intangible assets of $3,842,000 were recorded as part of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of seven years.

In connection with the acquisitions of Electronic Book Technologies, Inc., ImageMark Software Labs, Inc., and Systems Compatibility Corporation the Company engaged an independent appraiser to estimate the fair market value of the assets acquired, to serve as a basis for the allocation of the purchase price.

Information Please(R) Almanacs

On July 5, 1995, the Company acquired all rights to the Information Please(R) names, trademarks, copyrights, and related assets from Houghton Mifflin for approximately $3,600,000. Approximately $3,300,000 of the total acquisition price was allocated to the aforementioned publishing rights and is being amortized on a straight-line basis over an estimated useful life of 15 years as determined by the revenue history of the Information Please(R) Almanacs.

Microlytics, Inc.

Effective March 3, 1994, the Company consummated a license agreement with Microlytics, Inc. and its parent, SelecTronics, Inc., for rights to certain of Microlytics' proofing tools and certain related products. In connection with this license agreement, the Company was assigned certain license agreements between Microlytics and its OEM customers. The initial term of the license agreement is eight years with five, one-year renewal options. The net cost for the license and assignment of contracts was $4,023,000 plus a royalty if annual revenue from the licensed products exceeds certain amounts. The license is being amortized over the initial eight-year period based on the relationship of current period revenues to anticipated total revenues during the license period.

Note 6.  Income Taxes

The taxable income of the Company was included in the consolidated tax returns of Houghton Mifflin until the completion of the initial public offering described in Note 1. Income tax expense has been provided as though the Company were filing separate tax returns for all periods prior to the initial public offering.

The provision for income taxes comprised the following:

                                     Years Ended December 31
(In thousands of dollars)            1996     1995     1994
Current:
  Federal                            $4,918   $4,239   $1,818
  Foreign                               165      230      190
  State                                 540    1,108      401
                                      -----    -----    -----
  Total current                       5,623    5,577    2,409

Deferred:
  Federal                             4,360    1,320      710
  State                                 224      155       70
                                      -----    -----    -----
  Total deferred                      4,584    1,475      780
                                      -----    -----    -----
                                    $10,207   $7,052   $3,189
                                    -------   ------   ------
                                    -------   ------   ------


A reconciliation of income tax expense to the statutory federal income tax rate was as follows:


                             Years Ended December 31
(In thousands of dollars)    1996              1995           1994
Federal statutory rate       ($3,876)  35.00%  $4,566  35.00% $3,010  34.00%
State income taxes, net
    of federal effect            497   (4.49)     775   5.94     311   3.51
Change in valuation
    allowance                  (340)    3.07     (328) (2.51)   (302) (3.41)
Purchased in-process
    research and development 13,545  (122.32)   1,925  14.75
Amortization of intangible
    assets acquired through
    stock purchase              564    (5.09)     264   2.02
Research and development
    credit                     (187)    1.69     (294) (2.25)   (26)  (.29)
Other                             4     (.04)     144   1.10    196   2.21
                            -------     ----     ----- -----   ----  ------
Total                       $10,207   (92.18)%  $7,052 54.05% $3,189 36.02%
                            -------   --------  ------ ------ ------ ------
                            -------   --------  ------ ------ ------ ------

Significant components of the Company's net deferred income tax assets/ (liabilities) were as follows:


                                          Years Ended December 31
(In thousands of dollars)                 1996     1995     1994
Net deferred tax assets:
 Intangible assets                        $8,746   $9,456   $10,165
 Valuation allowance                      (4,866)  (4,808)   (5,135)
 Capitalized development costs              (907)    (860)     (827)
 Deferred state taxes                      1,310
 Compensation expense                        361
 Other                                       286       59       (28)
                                           -----    -----    -------
                                           4,930    3,847     4,175
Net deferred tax liabilities:
  Deferred income                          8,371    2,883     1,511
  Compensation expense                    (1,339)
  Accrued liabilities not currently
    deductible for tax                      (927)
  Other                                     (145)   (466)     (241)
                                           ------   -----     -----
                                           5,960    2,417     1,270
                                           ------   -----     -----
Net deferred income tax assets/
  (liabilities)                          ($1,030) $1,430     $2,905
                                          ------   -----      -----
                                          ------   -----      -----

The deferred income tax asset included on the accompanying consolidated balance sheet relates to a tax basis difference between assets for financial reporting and for income tax purposes, primarily tax basis intangible assets arising in connection with the formation of the Company and completion of the initial public offering. The valuation allowance of $4,866,000 (which includes net operating losses and other deductions subject to limitations in future years) and $4,808,000 at December 31, 1996 and 1995, respectively, was determined after evaluating the Company's historical operating results and anticipated performance over its normal planning horizon. The Company periodically evaluates the valuation allowance and makes adjustments to the extent that actual and anticipated operating results vary from those initially estimated at the time the valuation allowance was established.
The tax benefit associated with the intangible assets is subject to statutory realization ratably over a fifteen-year period in total if the Company achieves certain levels of taxable income.

Note 7.  Transactions with Houghton Mifflin

The Company and Houghton Mifflin have various license agreements (the "License Agreements") for the purpose of licensing certain database content from published reference products of Houghton Mifflin's Trade and Reference Division for use in certain of the Company's products. Included in the Company's cost of revenues for the years ended December 31, 1996, 1995, and 1994, were royalties to Houghton Mifflin for the licensing of this database content amounting to $1,189,000, $700,000, and $754,000, respectively. The terms of the License Agreements are substantially the same as those in effect while the Company operated as a division of Houghton Mifflin, except that the minimum royalty for certain licenses of reference work content has been increased to 15% from 10% only with respect to new OEM licenses entered into after January 1, 1994. Effective December 31, 1994, the Company completed an agreement with Houghton Mifflin whereby the rights of use and ownership of certain word lists were transferred to the Company for $250,000.

During 1996 and 1995, the book rights for the series of Information Please(R) Almanacs were licensed back to Houghton Mifflin. (See Note 5.) In connection with the book right licensing arrangement, the Company recognized approximately $700,000 and $1,000,000 in 1996 and 1995, respectively for initial guaranteed royalties. As of December 31, 1996 and 1995, $575,000 and $750,000, respectively were included in accounts receivable on the accompanying balance sheet for unpaid amounts in connection with the book right licensing arrangement.

Prior to the completion of the initial public offering described in Note 1, Houghton Mifflin provided various administrative services to the Company, including, but not limited to, payroll, data processing, tax, legal, treasury, human resources, employee benefits administration, financial and accounting, executive services, and insurance administration. Effective upon the completion of the initial public offering described in Note
1, the Company and Houghton Mifflin entered into an Administration and Services Agreement ("Services Agreement") under which Houghton Mifflin provided directly some of the general services discussed above to the Company. The term of the Services Agreement extended through December 31, 1995. The fees charged for general services under the Services Agreement, which are believed by the Company to approximate amounts between unrelated parties, totaled $131,000 and $245,000 for 1995 and 1994, respectively.

Until May 1995, the Company's corporate offices occupied approximately 27,000 square feet in the Houghton Mifflin headquarters location in Boston, Massachusetts. The Company and Houghton Mifflin entered into a Use and Occupancy Agreement, which provided that the Company had the right to occupy that space through December 31, 1995. That agreement was subject to termination by either party with appropriate notice. On May 12, 1994, the Company notified Houghton Mifflin that the Company was exercising its right to terminate the Use and Occupancy Agreement effective May 12, 1995. The Company's rent and related costs under the agreement were consistent with past practice in that the Company's costs were based upon a pro-rata share of the total Houghton Mifflin headquarters space occupied and related services used by the Company. The amounts incurred under this agreement for 1995 and 1994 totaled $219,000 and $657,000, respectively.

On April 1, 1994, Houghton Mifflin transferred to the Company's 87 employees, who had previously been in the employment of Houghton Mifflin, a total of 17,400 shares of the Company's common stock. The transfer was accounted for as a capital contribution and expense equal to the value of common stock at the time of transfer.

Note 8.  Stock Compensation Plans

Stock Incentive Plans

The Company has reserved 3,000,000 shares for issuance under the 1993 Stock Incentive Plan ("1993 Plan"). In May 1996, the stockholders approved certain amendments to the 1993 Plan and approved the adoption of the 1996 Stock Incentive Plan ("1996 Plan"). The Company has reserved 2,000,000 shares for issuance under the 1996 Plan. The 1993 Plan and the 1996 Plan ("the Plans") provide for the issuance of incentive stock options, non-qualified stock options, unrestricted stock, restricted stock, and performance share awards. Under the Plans, both incentive options and non-qualified options may be granted to employees and consultants. The option exercise price shall not be less than 100% of the fair market value of the shares on date of grant in the case of incentive options and not less than 85% of the fair market value of the shares on the date of grant in the case of non-qualified options. The Plans also provide for the grant of performance share awards to employees entitling the recipient to receive shares of common stock based upon achievement of individual or Company performance goals. The term of each option and the vesting periods for options and stock awards is fixed by the Compensation Committee of the Company's Board of Directors. The term for incentive stock option grants may not exceed 10 years from the date of grant. Options granted to purchase common stock and restricted stock awarded under the Plans become fully vested and exercisable in full upon a change in control, whether or not vested or exercisable in accordance with their terms.

In May 1996, the stockholders approved the 1996 Non-employee Director Plan ("Director Plan") which provides for the automatic grant of non-qualified stock options and unrestricted stock to members of the Board of Directors who are not employees of the Company. The Company has reserved 250,000 shares for issuance under the Director Plan. The Director Plan provides for an initial grant of options to each Non-employee Director to purchase 20,000 shares of Common Stock at the fair market value on the date that such Non-employee Director first becomes a director of the Company; an annual grant of a non-qualified stock option to purchase 5,000 shares of Common Stock at the fair market value on the date of the Corporation's annual meeting; and an award of 1,000 shares of the Company's Unrestricted Stock on January 27 of each year. The term for the option grants may not exceed 10 years from the date of grant. Options granted to purchase common stock and restricted stock awarded under the Director Plan become fully vested and exercisable in full upon a change in control, whether or not vested or exercisable in accordance with their terms.

The following table summarizes the stock option activity under the 1993 Plan, the 1996 Plan, and the Director Plan:

                                                                Weighted
                                      Available    Options      Average
                                      for Grant    Outstanding  Price
1994
Authorized                            1,000,000
Granted                                (806,964)   806,964      $ 9.53
Exercised                                           (9,000)     $ 7.50
Forfeited                                 3,000     (3,000)     $ 7.50
Restricted stock grant                  (47,036)                $11.75
                                        -------    -------      ------
At December 31, 1994                    149,000    794,964      $ 9.56

1995
Additional authorized                 2,000,000
Granted                              (1,494,250) 1,494,250       $24.27
Exercised                                          (77,000)      $11.84
Forfeited                                53,000    (53,000)      $17.05
Restricted stock grant                  (14,000)                 $24.00
                                      ---------  ---------       ------
At December 31, 1995                    693,750  2,159,214       $19.48

1996
Additional authorized                 2,250,000
Granted                              (2,262,800) 2,262,800       $41.97
Exercised                                          (98,950)      $ 9.64
Forfeited                               297,100   (297,100)      $33.92
Restricted stock grant                   (1,200)                 $39.75
Unrestricted stock grant                 (6,000)                 $37.50
                                      ---------  ---------       ------
At December 31, 1996                   970,850   4,025,964       $31.30
                                      ---------  ---------       ------
                                      ---------  ---------       ------

At December 31, 1996, 1995, and 1994, options to purchase 459,023, 331,482, and 96,371 shares, respectively were exercisable. The weighted average exercise price for options exercisable at December 31, 1996, 1995, and 1994 were $11.87, $9.77, and $9.62, respectively.

Related information for options outstanding and exercisable as of December 31, 1996 under the Plans is as follows:


                                      Options Outstanding   Options
                                                            Exercisable
                           -------------------------------  ------------------
                                      Weighted
                                      Average     Weighted            Weighted
                                      Remaining   Average             Average
                                      Contractual Exercise            Exercise
Ranges of Exercise Prices  Shares     Life        Price     Shares    Price
$  7.50 - $11.75             487,714  7.3         $ 8.48    344,223   $ 8.55
$ 13.18 - $20.40             601,300  8.0          16.36     82,300    13.26
$ 27.75 - $41.00           1,867,150  9.2          34.71     15,000    31.00
$ 42.75 - $54.25           1,069,800  9.5          44.16     17,500    54.25
                           ---------                         ------
Total                      4,025,964  8.9         $31.30    459,023   $11.87
                           ---------  ---         ------    -------     -----
                           ---------  ---          -----    -------     -----

The market value of the 1,200, 14,000, and 47,036 restricted shares awarded in 1996, 1995, and 1994 of $48,000, $336,000, and $552,000, respectively has been recorded as unearned compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting periods which range from three to five years. Amortization totaled $196,000, $173,000, and $46,000 for the years ending December 31, 1996, 1995, and 1994, respectively.

Stock Purchase Plan

Under the Company's 1993 Stock Purchase Plan, employees have the opportunity to purchase the Company's common stock. The first offering under the Stock Purchase Plan commenced on the effective date of the initial public offering and concluded on June 30, 1994. Subsequent offerings begin on July
1 and January 1 of each year and conclude on December 31 and June 30, respectively. The price at which the employee may purchase the common stock is 85% of the last reported sale price of the Company's common stock on the Nasdaq National Market on the date the offering period commences or concludes, whichever is lower when rounded to the next highest quarter percentage. A total of 200,000 shares of common stock have been reserved under this plan.

Activity in the plan was as follows:


                                                               Weighted
                                                               Average
                                                    Shares     Price
1994
Authorized                                          200,000
Purchased during 1994                                12,386    $6.38
                                                    -------
Available for issuance at December 31, 1994         187,614
                                                    -------

1995
Purchased during 1995                                26,492    $12.26
                                                     ------
Available for issuance at December 31, 1995         161,122

1996
Purchased during 1996                                21,399    $30.74
                                                     ------
Available for issuance at December 31, 1996         139,723
                                                    -------
                                                    -------

In January 1997, for the six-month period ended December 31, 1996, 13,964 shares were issued at $34.00 per share.

Fair Value

Pro forma information regarding net (loss) income and (loss) earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock plans based on the fair value method provided under SFAS 123. The fair value for the options described below was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for awards in 1996 and 1995:


                                                   1996            1995
Risk-free interest rate                            6.43%           6.39%
Expected life                                      4.3 years       4.6 years
Expected volatility                                45%             38%
Expected dividends                                 0.0%            0.0%


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The total value of the awards granted during the years ending
December 31, 1996 and 1995 were computed as approximately $23,600,000 and $8,260,000 respectively, which would be amortized over the vesting period of the options. As a result of the phase-in period allowed under SFAS 123, the effects on reported net income for 1996 and 1995 will not likely be representative of the effects in future years. The weighted average fair value of awards granted in 1996 and 1995 was estimated to be $18.56 and $10.26, respectively. If the Company had accounted for these awards in accordance with fair value accounting proscribed under SFAS 123, the Company's pro forma net (loss) income and (loss) earnings per share would have been as follows:



(In thousands of dollars                         Years Ended December 31
except per share amounts)                        1996            1995
Pro forma net (loss) income                      ($25,549)       $  5,217

Pro forma primary (loss) earnings per share      ($  1.93)       $   0.43

Pro forma fully diluted (loss) earnings
per share                                        ($  1.93)       $   0.41



Note 9.  Benefit Plan

The Company has a 401(k) retirement savings plan ("401(k) Plan"), established in 1994, covering substantially all of the Company's domestic employees. The Company has authorized 100,000 shares for issuance under the Plan. Eligible employees are permitted to make pre-tax contributions, up to 15% of their compensation subject to an annual limit, to seven funds, including funds invested in the Company's common stock. Under the 401(k) Plan, the Company may make contributions either in cash or common stock of the Company at the discretion of the Company's Board of Directors. The contribution may match in whole or in part the salary deferral contributions of the participants and/or represent additional profit-sharing contributions tied to the Company's net income performance. During 1996, 1995, and 1994, the Company's total contribution amounted to approximately $472,000, $197,000, and $180,000, respectively. The total 1994 Company contribution was matched in common stock of 10,336 shares during 1995.

Note 10.  Lease Commitments

The Company has various lease agreements for office space under operating leases that expire in 2007. The Company's leases include certain renewal and expansion options, escalation clauses for the Company's proportionate share of increases in building maintenance costs, and periods of free rent. At December 31, 1996, future minimum lease commitments for noncancelable leases are as follows:


  1997              2,676,000
  1998              2,749,000
  1999              2,685,000
  2000              2,623,000
  2001              2,643,000
  Thereafter       11,683,000


Rent expense, including the amounts under the Use and Occupancy Agreement with Houghton Mifflin described in Note 7, was approximately $1,448,000 and $836,000 in 1996 and 1995, respectively.

Note 11.  Subsequent Event

On February 6, 1997, the Company acquired certain assets of Mastersoft, a division of Adobe Systems, Inc. for $2,965,000 in cash. Mastersoft is a provider of electronic publishing-related file access, viewing, and conversion technologies. The transaction will be accounted for as a purchase. The acquisition includes certain technology under research and development, which will be written off with a one-time charge, estimated to be approximately $1,800,000, to the Company's consolidated 1997 first quarter earnings.


Inso Corporation
Unaudited Quarterly Operating Results

(In thousands except
per share amounts)    March 31   June 30   September 30   December 31  Total
1996
Revenues              $12,461    $15,144   $19,257        $23,672      $70,534
Gross profit           10,818     12,944    16,938         21,525       62,225
Net income (loss)      (1,279)     4,001   (29,950)         5,948      (21,280)
Earnings (loss)
per share            ($  0.10)   $  0.29   ($ 2.29)       $  0.40      ($1.61)

1995
Revenues              $ 7,553    $10,372    $11,255       $14,207       43,387
Gross profit            6,331      9,078      9,969        12,217       37,595
Net income              1,712     (3,075)     2,843         4,514        5,994
Earnings per share    $  0.14    ($ 0.25)   $  0.22       $  0.34      $  0.49

As a result of common shares issued during 1996 and 1995, the sum of the earnings per share for the four quarters of 1996 and 1995, which are based on the weighted average shares outstanding during each quarter, does not equal earnings per share for the respective year, which is based on the weighted average shares outstanding during the year. See Note 4 to the "Consolidated Financial Statements".

The second quarter of 1995 includes an acquisition charge of $5,500,000, or $0.44 per share, for certain purchased technology under research and development by Systems Compatibility Corporation at the time of the April 1, 1995, acquisition. Note 5 to the "Consolidated Financial Statements" describes the transaction.

The first quarter of 1996 includes an acquisition charge of $4,400,000, or $0.34 per share, for certain purchased technology under research and development by ImageMark Software Labs, Inc. at the time of the January 9, 1996, acquisition. Note 5 to the "Consolidated Financial Statements" describes the transaction.

The third quarter of 1996 includes an acquisition charge of $34,300,000, or $2.62 per share, for certain purchased technology under research and development by Electronic Book Technologies, Inc. at the time of the July 16, 1996, acquisition. Note 5 to the "Consolidated Financial Statements" describes the transaction.

Revenues for the fourth quarter of 1995 include $1,500,000, or $0.06 per share, of revenue earned from royalty audits for periods prior to 1995.


Inso Corporation
Schedule II - Valuation and Qualifying Accounts
Years ended December 31, 1996, 1995, and 1994

                         Balance at  Additions                      Balance
                         beginning   charged to costs  Amounts      at end
                         of year     and expenses      written off  of year
1996
Allowance for accounts
    receivable           $1,137,000  $780,000          ($123,000)   $1,794,000

1995
Allowance for accounts
    receivable           $  636,000  $775,000          ($274,000)   $1,137,000

1994
Allowance for accounts
    receivable           $  332,000 $501,400           ($197,400)   $  636,000


Item 14(a)3.  Exhibit Index

Exhibit		Description
3.1    Certificate of Incorporation of the Company, as amended,        *
       incorporated by reference to Exhibit 3.1 to the Company's
       Annual Report on Form 10-K for the twelve month period ended December 31, 1995.

3.2    By-laws of the Company, incorporated by reference to Exhibit    *
       3.2 to the Company's Annual Report on Form 10-K for the twelve month period ended December 31, 1995.

4. Proof of Common Stock Certificate of the Company, incorporated * by reference to Exhibit 4 to the Registration Statement No. 33-73996 on Form S-1 filed with the Commission on January 12, 1994 (the "Form S-1").

10.1 Microsoft Software Publishing Agreement, dated April 25, 1990, * as amended, by and between Houghton Mifflin Company (as predecessor to the Company) and Microsoft Corporation, incorporated by reference to Exhibit 10.4 to the Form S-1.**

xx10.2   Inso Corporation 1993 Stock Purchase Plan, incorporated by   *
         reference to Exhibit 10.2 to the Form S-1.

xx10.3   Inso Corporation 1993 Stock Incentive Plan, as amended,      *
         incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K for the twelve month period ended December 31, 1995.

xx10.4   Inso Corporation 1996 Stock Incentive Plan

xx10.5   Inso Corporation 401(k)  Plan, incorporated by reference to   *
         Exhibit 4.4 to the Registration Statement No. 33-77304 on
         Form S-8 filed with the Commission on April 4, 1994.

10.6    Office Lease, dated November 30, 1994, by and between the      *
        Company and MBL Life Assurance Corporation as incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the twelve month period ended December 31, 1995.

10.7    Lease to Premises, dated December 27, 1995, by and between     *
        Inso Chicago Corporation and International Business Machines Corporation, as incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the twelve month period ended December 31, 1995.

21.     List of Subsidiaries.

23.1    Consent of Ernst & Young LLP.

*	Incorporated herein by reference.
**	Confidential treatment has been granted as to this document through
   Amendment IX.
xx	Management contract or compensatory plan or arrangement filed herewith, or incorporated by reference, in response to Item 14(a)3 of the instructions to Form 10-K.