Form 10-Q
period 1997-03-31
INSO CORP
filed 1997-05-15
CIK 917471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

or

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

Yes  (X) 		No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                     Outstanding at May 12, 1997
Common Stock (par value $.01 per share)		          14,340,638

INSO CORPORATION

FORM 10-Q INDEX


Part I.	Financial Information

Item 1. Consolidated Balance Sheets
        March 31, 1997 and December 31, 1996

        Consolidated Statements of Operations
        Three Months Ended March 31, 1997 and 1996

        Consolidated Statements of Cash Flows
        Three Months Ended March 31, 1997 and 1996

        Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
       	Condition and Results of Operations

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

       	Signatures

       	Exhibit Index

INSO CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 1997 and December 31, 1996
(Unaudited, in thousands except share amounts)

                                               March 31       December 31
             ASSETS                              1997             1996
           ---------                          ----------      -------------
Current assets:
   Cash and cash equivalents                  $   30,013       $    34,280
   Marketable securities                          50,646            46,946
   Accounts receivable, net                       20,359            21,144
   Income tax receivable                             188             1,970
   Other current assets                            1,849             1,313
                                                --------          --------
      Total current assets                       103,055           105,653
Property and equipment, net                        5,844             5,303
Royalty advances and other assets, net             3,542             3,564
Product development costs, net                     8,739             7,168
Intangible assets, net                             9,368             9,654
Deferred income tax benefit, net                   4,930             4,930
                                                --------           -------
TOTAL ASSETS                                  $  135,478       $   136,272
                                                --------           -------
                                                --------           -------


    LIABILITIES AND STOCKHOLDERS' EQUITY
    -----------------------------------
Current liabilities:
   Accounts payable and accrued liabilities    $   3,853        $    4,256
   Accrued salaries, commissions and bonuses       2,202             4,085
   Acquisition related liabilities                 1,967             1,995
   Unearned revenue                                2,652             2,431
   Royalties payable                               1,604             1,916
   Due to Houghton Mifflin Company                   344               749
   Deferred income taxes                           5,960             5,960
                                                --------           -------
      Total current liabilities                   18,582            21,392

   Long-term acquisition related liabilities                         1,467

Stockholders' equity:
   Preferred stock, $.01 par value;
     1,000,000 shares authorized; none
     issued
   Common stock, $.01 par value;
     50,000,000 shares authorized;
     14,328,713 and 14,293,249 shares issued
     in 1997 and 1996, respectively                 143                143
   Capital in excess of par value               124,394            123,472
   Accumulated deficit                           (7,115)            (9,623)
                                               --------            -------
                                                117,422            113,992

   Unamortized value of restricted shares          (468)              (521)
   Treasury stock, at cost, 5,075 shares
     in 1997 and 1996                               (58)               (58)
                                               --------            -------
        Total stockholders' equity              116,896            113,413
                                               --------            -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $    135,478        $   136,272
                                               --------            -------
                                               --------            -------

See accompanying notes to unaudited consolidated financial statements.

INSO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited, in thousands except per share amounts)

                                                  1997               1996
                                               --------            -------
Net revenues                                $    19,062        $    12,461

Cost of revenues                                  1,575              1,643
                                               --------            -------

   Gross profit                                  17,487             10,818

Operating expenses:
   Sales and marketing                            4,364              1,690
   Product development                            4,605              2,975
   General and administrative                     2,733              1,996
   Purchased in-process research and
     development                                  1,800              4,400
                                               --------            -------
     Total operating expenses                    13,502             11,061


                                               --------            -------
Operating income (loss)                           3,985               (243)

Net investment income                             1,082                805

Income before provision for                    --------            -------
   income taxes                                   5,067                562

Provision for income taxes                        2,559              1,841
                                               --------            -------
Net income (loss)                         $       2,508       $     (1,279)
                                               --------            -------
                                               --------            -------
Primary earnings (loss) per share         $        0.18       $      (0.10)
                                               --------            -------
                                               --------            -------

Weighted average shares outstanding              15,470             13,019
                                               --------            -------
                                               --------            -------

See accompanying notes to unaudited consolidated financial statements.

INSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited, in thousands of dollars)

                                                1997                 1996
                                              ---------            --------
Cash flows from (used in) operating
  activities:
   Net income (loss)                         $    2,508            $ (1,279)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation and amortization                2,663               1,293
     Purchased in-process research
       and development                            1,800               4,400
                                              ---------            --------
                                                  6,971               4,414

Changes in operating assets and
  liabilities:
   Accounts receivable                            1,112                (734)
   Royalty advances and other assets               (142)               (196)
   Accounts payable and accrued
     liabilities                                 (2,091)               (660)
   Current income taxes                           1,782               1,658
   Royalties payable                               (312)               (350)
   Due to Houghton Mifflin Company                 (405)                102
   Other assets and liabilities                    (453)               (937)
                                              ---------             -------

      Net cash provided by operating activities   6,462               3,297

Cash flows from (used in) investing
  activities:
   Property and equipment expenditures           (1,025)              (526)
   Capitalized product development costs         (2,237)              (480)
   Acquisitions, net of cash acquired            (4,240)            (6,492)
   Net purchase of marketable securities         (3,857)            (8,916)
                                               --------            -------
      Net cash used in investing activities     (11,359)           (16,414)

Cash flows from (used in) financing
  activities:
   Net proceeds from issuance of common stock       630              1,187
   Purchases of treasury stock                                         (6)
   Repayment of promissory notes                                   (6,037)
                                               --------            -------
      Net cash provided by (used in) financing
      activities                                    630            (4,856)
                                               --------            -------
   Net decrease in cash and cash equivalents     (4,267)           (17,973)

   Cash and cash equivalents at beginning
   of period                                     34,280             37,235
                                               --------           --------
   Cash and cash equivalents at end of period  $ 30,013          $  19,262
                                               --------            -------
                                               --------            -------


See accompanying notes to unaudited consolidated financial statements.

INSO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997

Note 1.	Basis of Presentation

All normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1996.

Note 2.	Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128).
SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and earlier application is not permitted. The pro forma effect of adopting SFAS for the three months ended March 31, 1997 and 1996 is not material.

Note 3. Acquisitions

Mastersoft

On February 6, 1997, the Company acquired the intellectual property and certain other assets of Adobe Systems Incorporated's document access and conversion business, formerly known as Mastersoft, for $2,965,000 using available cash. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1997 of $1,800,000, or $0.13 per share. Intangible assets of approximately $135,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of five years.

Electronic Book Technologies, Inc.

On July 16, 1996, the Company acquired all of the outstanding stock of privately held Electronic Book Technologies, Inc. ("EBT") now Inso Providence. In connection with the acquisition, the Company paid approximately $27,800,000 in July 1996. In addition, $10,600,000 was paid in October 1996 in connection with the purchase of shares of EBT stock issued upon the exercise of EBT stock options which survived the closing. All payments relating to the EBT acquisition were made from the Company's available cash. The Company is also obligated to pay an additional $1,467,000 to the former principal stockholder of EBT in January 1998.
In the event that certain 1997 Inso Providence financial and operating goals are met, contingent payments up to an additional $5,300,000 will be paid by the Company.

The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended September 30, 1996, of $34,300,000 or $2.62 per share. The charge was not deductible for tax purposes.

Unaudited pro forma net revenues, net income (loss) and net income (loss) per share shown below for the three months ended March 31, 1997 and 1996 assumes the acquisitions of Electronic Book Technologies, Inc. and Mastersoft described above occurred on January 1, 1997 and 1996, respectively:


                            Three months ended       Three months ended
                            March 31, 1997           March 31, 1996
                            ----------------         ------------------
 Net Revenues               $19,355,000              $16,055,000

 Net Income (loss)          $ 2,554,000              $(2,139,000)

 Net Income (loss)
 per share                  $      0.18              $     (0.16)


Note 4.	Subsequent Events

On April 23, 1997, the Company acquired Level Five Research, Inc. from Information Builders, Inc. for $5,000,000 using available cash. The transaction will be accounted for as a purchase and includes certain technology under research and development, which is to be written off with a charge, estimated between $3,500,000 and $4,500,000, to the Company's consolidated results for the quarter ended June 30, 1997.
Level Five Research, Inc. is a developer of software and systems that apply intelligent technologies to data access management.

On April 23, 1997, the Company entered into an agreement for the further development and marketing of the Information Please(R) Almanac product line forming Information Please LLC (the "Partnership"). The Company transferred ownership of the Information Please brand and the intellectual properties that comprise the almanac product line to the Partnership. In addition, 10 of the Company's technical and editorial staff members will become employees of the newly formed Partnership. The Company retains certain usage rights to Information Please Almanac content, as well as a 19.8% ownership position in the new venture.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1997 Compared to Three Months
Ended March 31, 1996

Revenues for the quarter ended March 31, 1997 increased $6,601,000, or 53.0%, to $19,062,000 compared to $12,461,000 for the quarter ended
March 31, 1996. Revenues in 1997 included revenues from the acquisition of Electronic Book Technologies, Inc. and Mastersoft. Royalty revenues increased 27.1% primarily due to higher earnings from existing licenses of CorrecText(R) Grammar Correction System; Outside In(R) viewing technology; IntelliScope(R); and Mastersoft's Viewer 95. Non-refundable royalty revenues increased 44.2%, reflecting new licenses of International ProofReader(TM) for Java, HTML Export, Outside In(R) viewing technology, and Mastersoft's Viewer 95. Direct and retail sales for the quarter ended
March 31, 1997 nearly tripled the revenues from the quarter ended
March 31, 1996. Sales of Quick View Plus(TM), ImageStream(R) for Microsoft Office, and DynaText(R) contributed to the increase in direct and retail revenues.

Gross profit increased $6,669,000, or 61.6%, from $10,818,000 for the three months ended March 31, 1996, to $17,487,000 for the three months ended March 31, 1997. Gross profit as a percentage of revenues for the three months ended March 31, 1997 was 91.7% compared to 86.8% for the three months ended March 31, 1996. The increase in gross profit percentage was primarily attributable to higher revenues from Outside In(R), Mastersoft's Viewer 95, and DynaText(R), which carry lower royalty burdens.

Total operating expenses increased $2,441,000 to $13,502,000 for the three months ended March 31, 1997 from $11,061,000 for the three months ended
March 31, 1996.  Included in total operating expenses for the quarter ended March 31, 1997 was an acquisition charge of $1,800,000 for certain purchased technology under research and development by Mastersoft at the time of the February 6, 1997 acquisition. Additionally, included in the total operating expenses for the quarter ended March 31, 1996 was an acquisition charge of $4,400,000 for certain purchased technology under research and development by ImageMark Software Labs, Inc. at the time of the January 9, 1996 acquisition.  Sales and marketing expenses increased $2,674,000 to $4,364,000 for the three months ended March 31, 1997. The increase reflects increased costs for staff additions due to the Company's acquisitions, entry into new markets (corporate and consumer), staff additions in product management to support the higher level of sales and higher
commissions due to increased revenues.   Sales and marketing expenses were
22.9% of revenues for the three months ended March 31, 1997 compared to 13.6% for the three months ended March 31, 1996. Product development expenses increased $1,630,000 from $2,975,000 for the three months ended
March 31, 1996 to $4,605,000 for the three months ended March 31, 1997. The increase in product development costs was primarily due to investments in DynaBase(TM), DynaText(R), CleanSpeak(TM), Outside In(R), HTML Export, and various IntelliScope(R) products. The Company's total product development costs, including capitalized costs, were $6,842,000, or $35.9% of revenues for the three months ended March 31, 1997 compared to $3,455,000, and 27.7%, of revenues for the three months ended March 31, 1996. New products released during the quarter included CleanSpeak(TM), Outside In(R), HTML Export, International Proofreader(TM) for JAVA, and NativeEnglish(TM).
General and administrative expense increased $737,000 to $2,733,000 for the three months ended March 31, 1997 compared to $1,996,000 for the three months ended March 31, 1996. This increase was due to goodwill amortization related to the Company's acquisitions as well as increases in personnel and general expenses required to support the growth in the Company's operations.

The Company's effective tax rate was influenced by the $1,800,000 Mastersoft research and development charge discussed above. Excluding the charge, the Company's effective tax rate for the three months ended March 31, 1997 remained consistent at 37% with the three months ended March 31, 1996, excluding the charge in the period also.

Excluding the $1,800,000 ($0.13 per share) Mastersoft research and development charge noted above, net income and earnings per share would have been $4,308,000, and $0.30, respectively.

Liquidity and Capital Resources

The Company's operating activities provided cash of $6,462,000 for the three months ended March 31, 1997 compared to $3,297,000 for the three months ended March 31, 1996. The increased contribution from operating activities of $3,165,000 was due to increased income as adjusted for depreciation, amortization and the acquisition related charge, and increased collections on accounts receivables offset by incentive compensation paid in 1997 for 1996 performance.

The Company's investing activities used cash of approximately $11,359,000 for the three months ended March 31, 1997 compared to $16,414,000 for the three months ended March 31, 1996. The decrease reflects a decline in investment activity for marketable securities of $5,059,000 offset by the acquisition of certain assets of Adobe Systems Incorporated's Mastersoft division for $2,965,000 in cash; increased investment in product development costs of $1,757,000; and payment of $950,000 to the former stockholders of ImageMark Software Labs, Inc. for exceeding certain performance measures set forth in the stock purchase agreement. During 1997, the Company also expects to increase its investment in leasehold improvements due to physical expansion of several of the Company's offices.

The Company's financing activities provided cash of $630,000 for the three months ended March 31, 1997 compared to using cash of approximately $4,856,000 for the three months ended March 31, 1996. On February 1, 1996, the Company repaid the outstanding promissory notes of $6,037,000 issued in connection with the acquisition of Systems Compatibility Corporation, now Inso Chicago, in April 1995.

As of March 31, 1997, the Company had working capital of $84,473,000. Total cash, cash equivalents, and marketable securities at March 31, 1997 were $80,659,000. The Company believes that funds available together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.

Future Operating Results

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income or earnings per share. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a description of certain factors which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statement. Among the factors which may cause the Company's actual results to differ materially from historical results are the following: competitive pressures including price pressures; declining royalty revenues from Microsoft Corporation; increased reliance on corporate and direct distribution channels; market acceptance of new products; consolidation in the OEM business; and adverse economic changes in the markets in which the Company does business.

PART II.  OTHER INFORMATION

Item 6.	  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following are filed as exhibits to this Form 10-Q

               Exhibit 11  Statement re Computation of Earnings Per Share

               Exhibit 27  Financial Data Schedule

          (b)  Report on Form 8-K

               Registrant filed no reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      INSO Corporation
                                      Registrant



Date: May 15, 1997
                                      -------------------
                                      Betty J. Savage
                                      Vice President and Chief
                                      Financial Officer



Date: May 15, 1997
                                      -------------------
                                      Patricia A. Michaels
                                      Director of Accounting and
                                      Finance
                                      (Chief Accounting Officer)

Exhibit Index

Exhibit No.      Description

11               Statement re Computation of Earnings Per Share

27               Financial Data Schedule