Form 10-Q/A
period 1997-03-31
INSO CORP
filed 1997-05-15
CIK 917471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
AMENDMENT ONE

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



                                      INSO Corporation
                                      Registrant



Date: May 15, 1997                   /s/ Betty J. Savage
                                      -------------------
                                      Betty J. Savage
                                      Vice President and Chief
                                      Financial Officer



Date: May 15, 1997                    /s/ Patricia A. Michaels
                                      -------------------
                                      Patricia A. Michaels
                                      Director of Accounting and
                                      Finance
                                      (Chief Accounting Officer)

Exhibit Index

Exhibit No.      Description

11               Statement re Computation of Earnings Per Share

27               Financial Data Schedule