Form 10-Q
period 1997-06-30
INSO CORP
filed 1997-08-13
CIK 917471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

or

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

Yes  (X) 		No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                     Outstanding at August 11, 1997
Common Stock (par value $.01 per share)		          14,367,045

INSO CORPORATION

FORM 10-Q INDEX


Part I.	Financial Information

Item 1. Condensed Consolidated Balance Sheets
        June 30, 1997 and December 31, 1996

        Condensed Consolidated Statements of Operations
        Three Months Ended June 30, 1997 and 1996

        Condensed Consolidated Statements of Operations
        Six Months Ended June 30, 1997 and 1996

        Condensed Consolidated Statements of Cash Flows
        Six Months Ended June 30, 1997 and 1996

        Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
       	Condition and Results of Operations

Part II.  Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

       	Signatures

       	Exhibit Index

INSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 and DECEMBER 31, 1996
(Unaudited, in thousands except share amounts)

                                                June 30        December 31
             ASSETS                              1997             1996
           ---------                          ----------      -------------
Current assets:
   Cash and cash equivalents                  $   22,463       $    34,280
   Marketable securities                          54,042            46,946
   Accounts receivable, net                       22,399            21,144
   Income tax receivable                                             1,970
   Other current assets                            1,713             1,313
                                                --------          --------
      Total current assets                       100,617           105,653
Property and equipment, net                        6,273             5,303
Product development costs, net                     8,300             7,168
Intangible assets, net                             5,740             9,654
Other assets, net                                  4,488             3,564
Deferred income tax benefit, net                   9,110             4,930
                                                --------           -------
TOTAL ASSETS                                  $  134,528       $   136,272
                                                --------           -------
                                                --------           -------


    LIABILITIES AND STOCKHOLDERS' EQUITY
    -----------------------------------
Current liabilities:
   Accounts payable and accrued liabilities    $   5,734        $    4,256
   Accrued salaries, commissions and bonuses       3,399             4,085
   Acquisition related liabilities                 1,646             1,995
   Unearned revenue                                2,781             2,431
   Royalties payable                               1,786             1,916
   Due to Houghton Mifflin Company                   356               749
   Current income taxes payable                    2,393
   Deferred income taxes                           5,960             5,960
                                                --------           -------
      Total current liabilities                   24,055            21,392

   Long-term acquisition related liabilities                         1,467

Stockholders' equity:
   Preferred stock, $.01 par value;
     1,000,000 shares authorized; none
     issued
   Common stock, $.01 par value;
     50,000,000 shares authorized;
     14,347,713 and 14,293,249 shares issued
     in 1997 and 1996, respectively                 143                143
   Capital in excess of par value               124,692            123,472
   Accumulated deficit                          (13,888)            (9,623)
                                               --------            -------
                                                110,947            113,992

   Unamortized value of restricted shares          (416)              (521)
   Treasury stock, at cost, 5,075 shares
     in 1997 and 1996                               (58)               (58)
                                               --------            -------
        Total stockholders' equity              110,473            113,413
                                               --------            -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $    134,528        $   136,272
                                               --------            -------
                                               --------            -------

See accompanying notes to unaudited condensed consolidated financial statements.

INSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 and 1996
(Unaudited, in thousands except per share amounts)

                                                  1997               1996
                                               --------            -------
Net revenues                                $    20,058        $    15,144

Cost of revenues                                  2,424              2,200
                                               --------            -------

   Gross profit                                  17,634             12,944

Operating expenses:
   Sales and marketing                            6,862              2,268
   Product development                            6,168              3,288
   General and administrative                     4,488              1,941
   Restructuring expenses                         5,848
   Purchased in-process research and
     development                                  3,600
                                               --------            -------
     Total operating expenses                    26,966              7,497


                                               --------            -------
Operating income (loss)                          (9,332)             5,447

Net investment income                               694                727

Income (loss) before provision for             --------            -------
   income taxes                                  (8,638)             6,174

Provision for income taxes                       (1,865)             2,173
                                               --------            -------
Net income (loss)                         $      (6,773)       $     4,001
                                               --------            -------
                                               --------            -------
Primary earnings (loss) per share         $       (0.47)       $      0.29
                                               --------            -------
                                               --------            -------

Weighted average shares outstanding              14,339             13,877
                                               --------            -------
                                               --------            -------

See accompanying notes to unaudited condensed consolidated financial statements.

INSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 and 1996
(Unaudited, in thousands except per share amounts)


                                                 1997                1996
                                              ----------          ----------
Net revenues                                  $  39,120           $  27,605

Cost of revenues                                  3,999               3,845
                                              ----------          ----------
  Gross profit                                   35,121              23,760

Operating expenses:
  Sales and marketing                            11,226               3,958
  Product development                            10,773               6,264
  General and administrative                      7,221               3,937
  Restructuring expenses                          5,848
  Purchased in-process research
    and development                               5,400               4,400
                                              ----------          ----------
    Total operating expenses                     40,468              18,559
                                              ----------          ----------
Operating income (loss)                          (5,347)              5,201

Net investment income                             1,776               1,533
                                              ----------          ----------
Income (loss) before provision for
  income taxes                                   (3,571)              6,734

Provision for income taxes                          694               4,014
                                              ----------          ----------
Net income (loss)                             $  (4,265)          $   2,720
                                              ----------          ----------
                                              ----------          ----------

Primary earnings (loss) per share             $   (0.30)          $    0.20
                                              ----------           ---------
                                              ----------           ---------
Weighted average shares outstanding              14,326              13,690
                                              ----------           ---------
                                              ----------           ---------

See accompanying notes to unaudited condensed consolidated financial statements.

INSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 and 1996
(Unaudited, in thousands of dollars)

                                                1997                 1996
                                              ---------            --------
Cash flows from (used in) operating
  activities:
   Net income (loss)                         $   (4,265)           $  2,720
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation and amortization                4,179               2,759
     Deferred income taxes                       (3,496)
     Purchased in-process research
       and development                            5,400               4,400
     Restructuring charges                        5,045
                                              ---------            --------
                                                  6,863               9,879

Changes in operating assets and
  liabilities:
   Accounts receivable                             (458)             (4,362)
   Royalty advances and other assets               (807)               (239)
   Accounts payable and accrued
     liabilities                                    898               1,108
   Current income taxes                           4,363               1,516
   Royalties payable                                (73)                293
   Net due to affiliates                           (510)                 32
   Other assets and liabilities                     (66)             (1,368)
                                              ---------             -------

      Net cash provided by operating activities  10,210               6,859

Cash flows from (used in) investing
  activities:
   Property and equipment expenditures           (2,336)            (1,447)
   Capitalized product development costs         (3,941)              (865)
   Acquisitions, net of cash acquired            (9,602)            (6,492)
   Net purchase of marketable securities         (7,096)           (24,201)
                                               --------            -------
      Net cash used in investing activities     (22,975)           (33,005)

Cash flows from (used in) financing
  activities:
   Net proceeds from issuance of common stock       948              1,266
   Purchases of treasury stock                                         (6)
   Repayment of promissory notes                                   (6,037)
                                               --------            -------
      Net cash provided by (used in) financing
      activities                                    948            (4,777)
                                               --------            -------
   Net decrease in cash and cash equivalents    (11,817)           (30,923)

   Cash and cash equivalents at beginning
   of period                                     34,280             37,235
                                               --------           --------
   Cash and cash equivalents at end of period  $ 22,463          $   6,312
                                               --------            -------
                                               --------            -------
   Supplementary Information:
     Investment in Information Please LLC      $  2,620
                                               --------
                                               --------


See accompanying notes to unaudited condensed consolidated financial statements.

INSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
All normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1996.

Note 2.	Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128).
SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and earlier application is not permitted. The pro forma effect of adopting SFAS 128 for the three and six months ended June 30, 1997 and 1996 is not material.

Note 3. Acquisitions

Level Five Research, Inc.

On April 22, 1997, the Company acquired all of the outstanding capital stock of Level Five Research, Inc. from Information Builders, Inc. for $5,000,000 using available cash. The Company also caused, at the time of acquisition, Level Five Research, Inc. to enter into noncompetition agreements with key executives and made aggregate payments of $300,000 in cash under those agreements. Level Five Research, Inc. is a developer of software and systems that apply intelligent technologies to data access management. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended June 30, 1997 of $3,600,000, or $0.25 per share. Intangible assets of approximately $825,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of five years. Amounts capitalized in connection with the noncompetition agreements are being amortized on a straight-line basis over three years.

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

Electronic Book Technologies, Inc.

On July 16, 1996, the Company acquired all of the outstanding stock of privately held Electronic Book Technologies, Inc. ("EBT") now Inso
Providence Corporation. In connection with the acquisition, the Company paid approximately $27,800,000 in July 1996. In addition, $10,600,000 was paid in October 1996 in connection with the purchase of shares of EBT stock issued upon the exercise of EBT stock options which survived the closing. All payments relating to the EBT acquisition were made from the Company's available cash. The Company is also obligated to pay an additional $1,467,000 to the former principal stockholder of EBT in January 1998.
In the event that certain 1997 Inso Providence financial and operating goals are met, contingent payments up to an additional $5,300,000 will be paid by the Company.

The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended September 30, 1996, of $34,300,000, or $2.62 per share. The charge was not deductible for tax purposes.

Unaudited pro forma net revenues, net income (loss) and net income (loss) per share shown below for the six months ended June 30, 1997 assumes the acquisitions of Mastersoft and Level Five Research, Inc. occurred on January 1, 1997 and for the six months ended June 30, 1996 assumes the acquisitions of Electronic Book Technologies, Inc., Mastersoft, and
Level Five Research, Inc. occurred on January 1, 1996. Therefore, the six-month periods presented below include the write-off of certain purchased technology under research and development of $34,300,000 relating to Electronic Book Technologies, Inc., $1,800,000 relating to Mastersoft, and $3,600,000 relating to Level Five Research, Inc.:


                            Six months ended        Six months ended
                            June 30, 1997           June 30, 1996
                            ----------------         ------------------
 Net Revenues               $39,576,000              $36,345,000

 Net Income (loss)          $(4,690,000)             $(39,128,000)

 Net Income (loss)
 per share                  $     (0.33)             $      (3.00)


Note 4.  Information Please LLC

On April 23, 1997, the Company entered into an agreement for the further development and marketing of the Information Please(R) Almanac Product line, with Information Please LLC (the "Partnership"). The Company transferred ownership of the Information Please brand and intellectual properties that comprise the almanac product line to the Partnership.
In addition, 10 of the Company's technical and editorial staff members became employees of the Partnership. The Company retained certain usage rights to Information Please Almanac content, as well as a 19.8% ownership position in the new venture. As of June 30, 1997, the Company's investment in Information Please LLC approximated $2,600,000 and is included in other assets on the accompanying balance sheet.

Note 5.  Restructuring Charges

In June 1997, the Company adopted a plan of restructuring aimed at a continuing focus on strategic products while reducing costs and streamlining the organization. The plan primarily affects the Company's Information Products and certain of its Information Management Tools products. As a result of the restructuring plan, the Company recorded $5,848,000 of expenses. The charge included $320,000 of severance for 17 employees in development; $315,000 of estimated lease obligations, net of estimated sublease income, for the impact of affected leases; $3,353,000 for the write-off of capitalized software and other assets; and $1,860,000 for the write-off of prepaid royalties.

Note 6.  Subsequent Events

On July 11, 1997, the Board of Directors of the Company adopted a Shareholders' Rights Plan and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on July 24, 1997 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, $0.01 par value per share (the "Preferred Stock"), at a purchase price of $145 in cash per Unit (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of July 11, 1997 (the "Rights Agreement") between the Company and State Street Bank & Trust Company, as Rights Agent. The Rights will become exercisable after a person or group has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding Common Stock, or following the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the shares of Common Stock. Generally, if any person becomes the beneficial owner of 20% or more of the shares of Common Stock of the Company, except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside Board members, each Right not owned by the 20% or more stockholder will enable its holder to purchase that number of shares of the Company's Common Stock, in lieu of preferred stock, which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurance of the event. In addition, if the Company is involved in a merger or other business combination transaction with another person or group in which it is not the surviving corporation or in connection with which its Common Stock is changed or converted, or it sells or transfers 50% or more of its assets or earning power to another person, each Right that has not previously been exercised will entitle its holder to purchase that number of shares of Common Stock of such other person which equals the exercise price of the Right divided by one-half of the current market prices of such Common Stock at the date of the occurence of the event.
In general, the Company may redeem the Rights in whole at a price of $0.01 per Right at any time prior to the tenth day after a person or group acquires 20% or more of the outstanding common stock. The Rights will expire in July, 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Three Months Ended June 30, 1997 Compared to Three Months
Ended June 30, 1996

Revenues for the quarter ended June 30, 1997 increased $4,914,000, or 32.4%, to $20,058,000 compared to $15,144,000 for the quarter ended
June 30, 1996. Approximately 25% of the revenues in 1997 included revenues from the acquisition of Electronic Book Technologies, Inc., Mastersoft, and Level Five Research, Inc. Direct and retail sales from Quick View Plus(R) and DynaText(R) signifigantly contributed to the second quarter increase in revenues as compared to the second quarter of 1996, resulting in direct and distribution sales of 41.8% of total revenues. Non-refundable royalty advances decreased 30.8% and royalty revenues decreased 7.8% for the second quarter of 1997, as compared to the same quarter in 1996. Non-refundable advances and royalty revenues were adversely affected in the second quarter of 1997 by weakness in the OEM markets served by the Information Products and certain Information Management Tools products.

Gross profit increased $4,690,000, or 36.2%, from $12,944,000 for the three months ended June 30, 1996 to $17,634,000 for the three months ended
June 30, 1997. Gross profit as a percentage of revenues for the three months ended June 30, 1997 was 87.9% compared to 85.5% for the three months ended June 30, 1996. The increase in gross profit percentage was primarily attributable to higher revenues from Outside In(R) and DynaText(R), which carry lower royalty burdens.

Total operating expenses increased $19,469,000 to $26,966,000 for the three months ended June 30, 1997 from $7,497,000 for the three months ended
June 30, 1996.  Included in total operating expenses for the quarter ended June 30, 1997 was an acquisition charge of $3,600,000 for certain purchased technology under research and development by Level Five Research, Inc. at the time of the April 22, 1997 acquisition. Additionally, included in the total expenses for the quarter ended June 30, 1997, was restructuring expenses of $5,848,000 relating to the Company's
Information Products and certain of its Information Management Tools products. All of the Company's 1997 operating expenses as a percent of revenue were adversely affected by the decline in non-refundable royalty advances and royalty revenues for the quarter ended June 30, 1997, as discussed above. Sales and marketing expenses increased $4,594,000 to $6,862,000 for the three months ended June 30, 1997. The increase reflects increased costs for staff additions due to the Company's acquisitions, entry into new markets (corporate and consumer), and staff additions in product marketing to support
the higher level of sales.   Sales and marketing expenses were
34.2% of revenues for the three months ended June 30, 1997 compared to 15.0% for the three months ended June 30, 1996. The higher percentage in 1997 results from entry into new markets and launch of new products. Product development expenses increased $2,880,000 from $3,288,000 for the three months ended June 30, 1996 to $6,168,000 for the three months ended
June 30, 1997. The increase in product development costs was primarily due to the Company's investments in viewing, conversion and other information sharing and distribution products. The Company's total product development costs, including capitalized costs, were $7,872,000, or 39.2%, of revenues for the three months ended June 30, 1997 compared to $3,673,000, or 24.3%, of revenues for the three months ended June 30, 1996. General and administrative expenses increased $2,547,000 to $4,488,000 for the three months ended June 30, 1997 compared to $1,941,000 for the three months ended June 30, 1996. This increase was due to goodwill amortization related to the Company's acquisitions as well as increases in personnel and general expenses required to support the growth in the Company's operations.

In June 1997, the Company adopted a plan of restructuring aimed at a continuing focus on strategic products while reducing costs and streamlining the organization. As part of the restructuring, the Company substantially reduced its spending on products in slower growing markets and redirected its resources to those products with larger market opportunities. The plan primarily affects the Company's Information Products and certain of its Information Management Tools products.
As a result of the restructuring plan, the Company recorded $5,848,000 of expenses. The charge included $320,000 of severance for 17 employees in development; $315,000 of estimated lease obligations, net of estimated sublease income, for the impact of affected leases; $3,353,000 for the write-off of capitalized software and other assets; and $1,860,000 for the write-off of prepaid royalties.

The Company's effective tax rate was influenced by the $3,600,000 Level Research, Inc. research and development charge discussed above. Excluding the charge, the Company's effective tax rate for the three months ended June 30, 1997 was 37% compared to 35.2% for the three months ended
June 30, 1996. The increase in the effective tax rate is due to the Company's acquisitions.

Excluding the $3,600,000 ($0.25 per share) Level Five Research, Inc. research and development charge and the restructuring charge of $3,684,000, net of income taxes, ($0.26 per share), net income and earnings per share would have been $510,000, and $0.04, respectively.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues for the six month ended June 30, 1997 increased $11,515,000, or 41.7%, to $39,120,000 compared to $27,605,000 for the six months ended
June 30, 1996. Approximately 15% of revenues in 1997 included revenues from the acquisition of Electronic Book Technologies, Inc., Mastersoft, and Level Five Research, Inc. Direct and retail sales from Quick View Plus(R) and DynaText(R) signifigantly contributed to the increase in revenues for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in direct and distribution sales of 31.9% of total revenues. Non-refundable royalty advances decreased
7.4% for the six months ended June 30, 1997, as compared to the same period in 1996. Royalty revenue for the six months ended June 30, 1997 increased 10.2% as compared to the six months ended June 30, 1996 primarily due to increases in royalty revenues for CorrecText(R) Grammar Correction System; Outside In(R) viewing technology; and Mastersoft's
Viewer 95. Non-refundable advances and royalty revenues were both adversely affected in the second quarter of 1997 by weakness in the OEM markets served by the Company's Information Products and certain Information Management Tools products.

Gross profit increased $11,361,000, or 47.8%, from $23,760,000 for the six months ended June 30, 1996 to $35,121,000 for the six months ended June 30, 1997. Gross profit as a percentage of revenues for the six months ended June 30, 1997 was 89.8% compared to 86.1% for the six months ended June 30, 1996. The increase in gross profit percentage was primarily attributable to higher revenues from Outside In(R), DynaText(R), and Mastersoft's Viewer 95, which carry lower royalty burdens.

Total operating expenses increased $21,909,000 to $40,468,000 for the six months ended June 30, 1997 from $18,559,000 for the six months ended
June 30, 1996. Included in total operating expenses for the six months ended June 30, 1997 were acquisition charges of $5,400,000 for certain purchased technology under research and development by Mastersoft and Level Five Research, Inc. at the time of their acquisitions. Also included in the total operating expenses for the six months ended
June 30, 1997, was restructuring expenses of $5,848,000 relating to the Company's Information Products and certain of its Information Management Tools products. Included in the total operating expenses for the six months ended June 30, 1996, was an acquisition charge of $4,400,000 for certain purchased technology under research and development by ImageMark Software Labs, Inc. at the time of the January 9, 1996 acquisition.
All of the Company's 1997 operating expenses as a percent of revenue were adversely affected by non-refundable royalty advances and royalty revenues, as discussed above.

Sales and marketing expenses increased $7,268,000 to $11,226,000 for the six months ended June 30, 1997. The increase reflects increased costs for staff additions due to the Company's acquisitions, entry into new markets (corporate and consumer), staff additions in product marketing to support the higher level of sales and higher commissions due to increased revenues. Sales and marketing expenses were 28.7% of revenues for the six months ended June 30, 1997 compared to 14.3% for the six months ended June 30, 1996. The higher percentage in 1997 results from entry into new markets and launch of new products. Product development expenses increased $4,509,000 from $6,264,000 for the six months ended June 30, 1996 to $10,773,000 for the six months ended June 30, 1997. The increase in product development costs was primarily due to the Company's investments in viewing, conversion and other information sharing and distribution products. The Company's total product development costs, including capitalized costs, were $14,714,000, or 37.6%, of revenues for the six months ended June 30, 1997 compared to $7,129,000, or 25.8%, of revenues for the six months ended June 30, 1996. The increase in total product development was primarily due to investments in DynaBase(R), DynaText(R), CleanSpeak(TM), Outside In(R) HTML Export, DynaWeb(R), and other various products. General and administrative expenses increased $3,284,000 to $7,221,000 for the six months ended
June 30, 1997 compared to $3,937,000 for the six months ended June 30, 1996. This increase was due to goodwill amortization related to the Company's acquisitions as well as increases in personnel and general expenses required to support the growth in the Company's operations.

In June 1997, the Company adopted a plan of restructuring aimed at a continuing focus on strategic products while reducing costs and streamlining the organization. As part of the restructuring, the Company substantially reduced its spending on products in slower growing markets and redirected its resources to those products with larger market opportunities. The plan primarily affects the Company's Information Products and certain of its Information Management Tools products. As a result of the restructuring plan, the Company recorded $5,848,000 of expenses. The charge included $320,000 of severance for 17 employees in development; $315,000 of estimated lease obligations, net of estimated sublease income, for the impact of affected leases; $3,353,000 for the write-off of capitalized software and other assets; and $1,860,000 for the write-off of prepaid royalties.

The Company's effective tax rate was influenced by the $5,400,000 Mastersoft and Level Five Research, Inc. research and development charges discussed above. Excluding the charge, the Company's effective tax rate for the six months ended June 30, 1997 was 37.9% compared to 36.1% for the six months ended June 30, 1996, excluding the charge in that period also.
The Company's effective tax rate increased due to the acquisitions.

Excluding the $5,400,000 ($0.38 per share) Mastersoft and Level Five Research, Inc. research and development charges and restructuring charges of $3,684,000, net of income taxes, ($0.26 per share), net income and earnings per share would have been $4,819,000, and $0.34, respectively.


Liquidity and Capital Resources

The Company's operating activities provided cash of $10,210,000 for the six months ended June 30, 1997 compared to $6,859,000 for the six months ended June 30, 1996. The increased contribution from operating activities of $3,351,000 was mainly due to increased collections on accounts receivable and collection on income taxes receivable.

The Company's investing activities used cash of $22,975,000 for the six months ended June 30, 1997 compared to $33,005,000 for the six months ended June 30, 1996. The decrease reflects a decline in investment activity for marketable securities of $17,105,000 offset by the acquisition of certain assets of Adobe Systems Incorporated's Mastersoft division for $2,965,000 in cash; the acquisition of Level Five Research, Inc. for $5,300,000; increased investment in product development costs of $3,076,000; and payment of $950,000 to the former stockholders of ImageMark Software Labs, Inc. for exceeding certain performance measures set forth in the stock purchase agreement. Additionally, the Company is obligated to pay an additional $1,467,000 to the former principal stockholder of Inso Providence in January, 1998. In the event that certain 1997 Inso Providence financial and operating goals are met, contingent payments up to an additional $5,300,000 will be paid by the Company to the former stockholders of Electronic Book Technologies, Inc. Also, during 1997, the Company expects to increase its investment in leasehold improvements due to physical expansion of the Company's offices.

The Company's financing activities provided cash of $948,000 for the six months ended June 30, 1997 compared to using cash of $4,777,000 for the six months ended June 30, 1996. On February 1, 1996, the Company repaid the outstanding promissory notes of $6,037,000 issued in connection with the acquisition of Systems Compatibility Corporation, (now Inso Chicago Corporation), in April 1995.

In June 1997, the Company adopted a plan of restructuring aimed at a continuing focus on strategic products while reducing costs and streamlining the organization. As part of the restructuring, the Company substantially reduced its spending on products in slower growing markets and redirected its resources to those products with larger market opportunities. The plan primarily affects the Company's Information Products and certain of its Information Management Tools products. As a result of the restructuring plan, the Company recorded $5,848,000 of expenses. The charge included $320,000 of severance, $315,000 estimated lease obligations, $3,353,000 for the write-off of capitalized software and other assets and $1,860,000 of write-offs of prepaid royalties. Of the total restructuring expenses recorded, the actual cash outlays to be made by the Company aggregate approximately $800,000. The Company believes a substantial portion of these amounts will be paid by December 31, 1997.

As of June 30, 1997, the Company had working capital of $76,562,000.
Total cash, cash equivalents, and marketable securities at June 30, 1997 were $76,505,000. The Company believes that funds available, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.

Future Operating Results

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income or earnings per share. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a description of certain factors which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements. Among the factors which may cause the Company's actual results to differ materially from historical results are the following: competitive pressures including price pressures; declining royalty revenues from Microsoft Corporation which are expected to decrease substantially for periods after December 31, 1997;
increased reliance on corporate and direct distribution channels; longer and less predictable sales cycles associated with sales of complex solutions to corporate and government customers; market acceptance of new products; consolidation in the OEM business; adverse economic changes in the markets in which the Company does business; difficulties integrating operations and personnel of acquired businesses; and declining operating margins as a result of decreased royalty revenue.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders of the Company on May 1, 1997, at which a quorum was present, the stockholders approved the following proposals by the number of shares of common stock voted as noted:

          Proposal #1- Election of three Class I directors until the Company's 2000 Annual Meeting of Stockholders and until their successors are elected and qualified.

                                             Number of Shares
                                      Voted For           Withheld
                Ray Stata            12,700,216             11,846
                William J. Wisneski  12,699,795             12,267
                Samuel H. Fuller     12,700,195             11,867

                The following directors' terms of office continued after the Annual Meeting of Stockholders:

                Steven R. Vana-Paxhia
                Stephen O. Jaeger
                John Guttag
                Joseph A. Baute
                J.P. Barger
                Joanna T. Lau

          Proposal #2- Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ended December 31, 1997.

                                               Number of Shares
                              For                    12,709,176
                              Against                       655
                              Abstain                     2,231

Item 6.	  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following are filed as exhibits to this Form 10-Q

               Exhibit 27  Financial Data Schedule

          (b)  Report on Form 8-K

               Registrant filed no reports on Form 8-K during the quarter ended June 30, 1997.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      INSO Corporation
                                      Registrant



Date: August 11, 1997                 /s/ Betty J. Savage
                                      -------------------
                                      Betty J. Savage
                                      Vice President and Chief
                                      Financial Officer



Date: August 11, 1997                 /s/ Patricia A. Michaels
                                      ------------------------
                                      Patricia A. Michaels
                                      Director of Accounting and
                                      Finance
                                      (Chief Accounting Officer)


Exhibit Index

Exhibit No.      Description

27               Financial Data Schedule