Form 10-Q
period 1997-09-30
INSO CORP
filed 1997-11-13
CIK 917471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997
                               -------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to
                               ---------------------------    ------------------

Commission File Number:                              0-23384
                        --------------------------------------------------------

                                INSO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       04-3216243
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     31 St. James Avenue, Boston, MA                         02116
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (617) 753-6500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X      No
                                       -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at November 7, 1997
---------------------------------------          -------------------------------
Common Stock (par value $.01 per share)                     14,397,245


                                     1 of 15

                                INSO CORPORATION
                                 FORM 10-Q INDEX



                                                                       Page No.
                                                                       --------
Part I.    Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
           September 30, 1997 and December 31, 1996                       3

           Condensed Consolidated Statements of Operations
           Three Months Ended September 30, 1997 and 1996                 4

           Condensed Consolidated Statements of Operations
           Nine Months Ended September 30, 1997 and 1996                  5

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1997 and 1996                  6

           Notes to Condensed Consolidated Financial Statements         7-10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11-14



Part II.   Other Information


Item 6.    Exhibits and Reports on Form 8-K                              15

           Signatures                                                    15

           Exhibit Index

                                INSO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 and DECEMBER 31, 1996
                 (Unaudited, in thousands except share amounts)

                                                                 SEPTEMBER 30    December 31
                                                                     1997           1996
                                                                 ------------    -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $ 30,735        $ 34,280
   Marketable securities                                             52,246          46,946
   Accounts receivable,  net                                         22,112          21,144
   Income tax receivable                                                              1,970
   Other current assets                                               2,634           1,313
                                                                   --------        --------
      Total current assets                                          107,727         105,653
Property and equipment, net                                           6,495           5,303
Product development costs, net                                        8,917           7,168
Intangible assets, net                                                5,062           9,654
Other assets, net                                                     4,482           3,564
Deferred income tax benefit, net                                      9,110           4,930

                                                                   --------        --------
TOTAL ASSETS                                                       $141,793        $136,272
                                                                   ========        ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                        $  3,710        $  4,256
   Accrued salaries, commissions and bonuses                          4,341           4,085
   Acquisition related liabilities                                    1,556           1,995
   Unearned revenue                                                   8,042           2,431
   Royalties payable                                                  1,381           1,916
   Due to Houghton Mifflin Company                                      329             749
   Current income taxes payable                                       3,479
   Deferred income taxes                                              5,960           5,960
                                                                   --------        --------
      Total current liabilities                                      28,798          21,392

   Long-term acquisition related liabilities                                          1,467

Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares
    authorized; none issued
   Common stock, $.01 par value; 50,000,000 shares
    authorized; 14,377,661 and 14,293,249 shares issued in
    1997 and 1996, respectively                                         144             143
   Capital in excess of par value                                   125,086         123,472
   Accumulated deficit                                              (11,899)         (9,623)
                                                                   --------        --------
                                                                    113,331         113,992
   Unamortized value of restricted shares                              (278)           (521)
   Treasury stock, at cost 5,075 shares in 1997 and 1996                (58)            (58)
                                                                   --------        --------
      Total stockholders' equity                                    112,995         113,413

                                                                   --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $141,793        $136,272
                                                                   ========        ========

See accompanying notes to unaudited condensed consolidated financial statements

                                INSO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
               (Unaudited, in thousands except per share amounts)


                                                        1997         1996
                                                      -------      --------

Net revenues                                          $20,462      $ 19,257

Cost of revenues                                        1,926         2,319
                                                      -------      --------

   Gross profit                                        18,536        16,938

Operating expenses
   Sales and marketing                                  6,536         3,269
   Product development                                  6,089         4,530
   General and administrative                           3,888         2,797
   Purchased in-process research and development            0        34,300
                                                      -------      --------
       Total operating expenses                        16,513        44,896

                                                      -------      --------
Operating income (loss)                                 2,023       (27,958)

Net investment income                                   1,142           572

                                                      -------      --------
Income (loss) before provision for income taxes         3,165       (27,386)

Provision for income taxes                              1,176         2,564

                                                      -------      --------
Net income (loss)                                     $ 1,989      $(29,950)
                                                      =======      ========


Primary earnings (loss) per share                     $  0.14      $  (2.29)
                                                      =======      ========

Weighted average shares outstanding                    14,364        13,082
                                                      =======      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
               (Unaudited, in thousands except per share amounts)


                                                        1997           1996
                                                      -------        --------

Net revenues                                          $59,582        $ 46,862

Cost of revenues                                        5,925           6,162
                                                      -------        --------

   Gross profit                                        53,657          40,700

Operating expenses
   Sales and marketing                                 17,762           7,227
   Product development                                 16,862          10,792
   General and administrative                          11,109           6,735
   Restructuring expenses                               5,848
   Purchased in-process research and development        5,400          38,700
                                                      -------        --------
       Total operating expenses                        56,981          63,454

                                                      -------        --------
Operating loss                                         (3,324)        (22,754)

Net investment income                                   2,918           2,104

                                                      -------        --------
Loss before provision for income taxes                   (406)        (20,650)

Provision for income taxes                              1,870           6,578

                                                      -------        --------
Net loss                                              $(2,276)       $(27,228)
                                                      =======        ========


Primary loss per share                                $ (0.16)       $  (2.09)
                                                      =======        ========

Weighted average shares outstanding                    14,339          13,057
                                                      =======        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
                      (Unaudited, in thousands of dollars)


                                                                1997           1996
                                                              --------       --------

Cash flows from (used in) operating activities:
 Net loss                                                     $ (2,276)      $(27,228)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                                  6,398          4,554
  Deferred income taxes                                         (3,496)
  Purchased in-process research and development                  5,400         38,700
  Restructuring expenses                                         5,045

                                                              --------       --------
                                                                11,071         16,026
 Changes in operating assets and liabilities:
  Accounts receivable                                             (303)        (5,608)
  Royalty advances and other assets                               (683)          (426)
  Accounts payable and accrued liabilities                        (234)         1,758
  Current income taxes                                           5,449          4,013
  Royalties payable                                               (478)           395
  Net due to affiliates                                           (458)            27
  Other assets and liabilities                                   4,215         (1,188)

                                                              --------       --------
     Net cash provided by operating activities                  18,579         14,997

Cash flows from (used in) investing activities:
  Property and equipment expenditures                           (3,447)        (2,400)
  Capitalized product development costs                         (5,215)        (1,807)
  Acquisitions, net of cash acquired                            (9,642)       (32,686)
  Net purchase of marketable securities                         (5,300)         2,983

                                                              --------       --------
     Net cash used in investing activities                     (23,604)       (33,910)

Cash flows from (used in) financing activities:
  Net proceeds from issuance of common stock                     1,480          1,635
  Purchases of treasury stock                                                      (6)
  Repayment of promissory notes                                                (6,037)
  Repayment of Electronic Book Technologies, Inc. debt                         (2,188)

                                                              --------       --------
     Net cash provided by (used in) financing activities         1,480         (6,596)

                                                              --------       --------
Net decrease in cash and cash equivalents                       (3,545)       (25,509)

Cash and cash equivalents at beginning of period                34,280         37,235
                                                              --------       --------

Cash and cash equivalents at end of period                    $ 30,735       $ 11,726
                                                              ========       ========

Supplementary Information:
  Investment in Information Please LLC                        $  2,620
                                                              ========


See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997

Note 1.   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three-and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1996.


Note 2.   RECENT ACCOUNTING PRONOUNCEMENTS

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and earlier application is not permitted. The pro forma effect of adopting SFAS 128 for the three and nine months ended September 30, 1997 and 1996 is not material.


Note 3.   ACQUISITIONS

          LEVEL FIVE RESEARCH, INC.

          On April 22, 1997, the Company acquired all of the outstanding capital stock of Level Five Research, Inc. from Information Builders, Inc. for $5,000,000 using available cash. The Company also caused, at the time of acquisition, Level Five Research, Inc. to enter into noncompetition agreements with key executives and made aggregate payments of $300,000 in cash under those agreements. Level Five Research, Inc., now Inso Florida Corporation, is a developer of software and systems that apply intelligent technologies to data access management. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended June 30, 1997 of $3,600,000, or $0.25 per share. Intangible assets of approximately $825,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of five years. Amounts capitalized in connection with the noncompetition agreements are being amortized on a straight-line basis over three years.

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

          ELECTRONIC BOOK TECHNOLOGIES, INC.

          On July 16, 1996, the Company acquired all of the outstanding stock of privately held Electronic Book Technologies, Inc. ("EBT"), now Inso Providence Corporation. In connection with the acquisition, the Company paid approximately $27,800,000 in July 1996. In addition, $10,600,000 was paid in October 1996 in connection with the purchase of shares of EBT stock issued upon the exercise of EBT stock options which survived the closing. All payments relating to the EBT acquisition were made from the Company's available cash. The Company is also obligated to pay an additional $1,467,000 to the former principal stockholder of EBT in January 1998. In the event that certain 1997 Inso Providence financial and operating goals are met, contingent payments up to an additional $5,300,000 will be paid by the Company.

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

          Unaudited pro forma net revenues, net loss and net loss per share shown below for the nine months ended September 30, 1997 assumes the acquisitions of Mastersoft and Level Five Research, Inc. occurred on January 1, 1997 and for the nine months ended September 30, 1996 assumes the acquisitions of Electronic Book Technologies, Inc., Mastersoft, and Level Five Research, Inc. occurred on January 1, 1996. Therefore, the nine months ended September 30, 1996, presented below, include the write-off of certain purchased technology under research and development of $1,800,000 relating to Mastersoft and $3,600,000 relating to Level Five Research, Inc.:

                                       Nine months ended       Nine months ended
                                      September 30, 1997      September 30, 1996
                                      ------------------      ------------------

               Net Revenues               $60,038,000            $ 56,101,000

               Net loss                   $(2,701,000)           $(36,251,000)

               Net loss per share         $     (0.19)           $      (2.78)

Note 4.   INFORMATION PLEASE LLC

          On April 23, 1997, the Company entered into an agreement for the further development and marketing of the Information Please(R) Almanac Product line, with Information Please LLC (the "Partnership"). The Company transferred ownership of the Information Please brand and the intellectual properties that comprise the almanac product line to the Partnership. In addition, some of the Company's technical and editorial staff members became employees of the Partnership. The Company retained certain usage rights to Information Please Almanac content, as well as a 19.8% ownership position in the new venture. As of September 30, 1997, the Company's investment in Information Please LLC approximated $2,600,000 and is included in other assets on the accompanying balance sheet.


Note 5.   RESTRUCTURING CHARGES

          In June 1997, the Company adopted a plan of restructuring aimed at a continuing focus on strategic products while reducing costs and streamlining the organization. The plan primarily affected the Company's Information Products and certain of its Information Management Tools products. As a result of the restructuring plan, the Company recorded $5,848,000 of expenses. The charge included $320,000 of severance for 17 employees in development; $315,000 of estimated lease obligations, net of estimated sublease income, for the impact of affected leases; $3,353,000 for the write-off of capitalized software and other assets; and $1,860,000 for the write-off of prepaid royalties. At September 30, 1997, the Company had approximately $600,000 of accruals relating to the aforementioned restructuring charges.


Note 6.   SHAREHOLDERS' RIGHTS PLAN

          On July 11, 1997, the Board of Directors of Inso Corporation adopted a Shareholders' Rights Plan and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on July 24, 1997 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, $0.01 par value per share (the "Preferred Stock"), at a purchase price of $145 in cash per Unit (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of July 11, 1997 (the "Rights Agreement") between the Company and State Street Bank & Trust Company, as Rights Agent. The Rights will become exercisable after a person or group has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding common stock, or following the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the shares of common stock. Generally, if any person becomes the beneficial owner of 20% or more of the shares of Common Stock of the Company, except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside Board members, each Right not owned by the 20% or more stockholder will enable its holder to purchase that number of shares of the Company's Common Stock, in lieu of preferred stock, which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurrence of the event.

          In addition, if the Company is involved in a merger or other business combination transaction with another person or group in which it is not the surviving corporation or in connection with which its Common Stock is changed or converted, or it sells or transfers 50% or more of it assets or earning power to another person, each Right that has not previously been exercised will entitle its holder to purchase that number of shares of Common Stock of such other person which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurrence of the event. In general, the Company may redeem the Rights in whole at a price of $0.01 per Right at any time prior to the tenth day after a person or group acquires 20% or more of the outstanding common stock. The Rights will expire in July, 2007.


Note 7.   STOCK OPTION EXCHANGE PROGRAM

          On August 6, 1997, the Board of Directors approved a stock option exchange program (the "Exchange Program") pursuant to which full-time permanent employees holding stock options under the 1993 Stock Incentive Plan and the 1996 Stock Incentive Plan (the "Plans") were given the opportunity to exchange the unexercised portion of such options (the "Existing Options") under the Plans for new options (the "New Options") on a basis of four shares of common stock for every five shares covered by the Existing Options. As a result of the Exchange Program, options for approximately 528,000 shares were surrendered by eligible employees. The exercise price of the New Options was equal to the market value of the Company's common stock on the date of grant ($12.00). Additionally, certain officers were eligible to participate in the Exchange Program for an exercise price of $18.00. The New Options have the same contractual life, vesting schedule, and other terms as the Existing Options canceled in exchange therefore. Additionally, during the exchange program, certain employees exchanged non-qualified options for incentive stock options covering 835,000 shares. The Directors were excluded from the Exchange Program.

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues for the quarter ended September 30, 1997 increased $1,205,000, or 6.3%, to $20,462,000 compared to $19,257,000 for the quarter ended September 30, 1996. Approximately 31% of the revenues in 1997 included revenues from the acquisition of Electronic Book Technologies, Inc., Mastersoft, and Level Five Research, Inc. Direct and retail sales from Quick View Plus(R) and DynaText(R) significantly contributed to the third quarter increase in revenues as compared to the third quarter of 1996, resulting in direct and distribution sales of 43.2% of total revenues. Non-refundable royalty advances decreased 5.5% and royalty revenues decreased 30.0% for the third quarter of 1997, as compared to the same quarter in 1996. Non-refundable advances and royalty revenues for the third quarter of 1997 continue to be affected by weakness in the OEM markets as well as a decline in royalty revenues from Microsoft Corporation.

Gross profit increased $1,598,000, or 9.4%, from $16,938,000 for the three months ended September 30, 1996 to $18,536,000 for the three months ended September 30, 1997. Gross profit as a percentage of revenues for the three months ended September 30, 1997 was 90.6% compared to 88.0% for the three months ended September 30, 1996. The increase in gross profit percentage was primarily attributable to higher revenues from Outside In(R) and DynaText(R), which carry lower royalty burdens.

Total operating expenses decreased $28,383,000 to $16,513,000 for the three months ended September 30, 1997 from $44,896,000 for the three months ended September 30, 1996. Included in total operating expenses for the quarter ended September 30, 1996 was an acquisition charge of $34,300,000 for certain purchased technology under research and development by Electronic Book Technologies, Inc. at the time of the July 16, 1996 acquisition. Excluding the 1996 acquisition charge of $34,300,000, operating expenses increased $5,917,000, or 55.8%, for the third quarter of 1997 compared to the third quarter of 1996.

Sales and marketing expenses increased $3,267,000 to $6,536,000 for the three months ended September 30, 1997. The increase reflected increased costs for staff additions, the Company's emphasis on new markets (corporate and consumer), and new expenses from acquired companies. Sales and marketing expenses were 31.9% of revenues for the three months ended September 30, 1997 compared to 17.0% for the three months ended September 30, 1996. The higher percentage in 1997 resulted primarily from entry into new markets and the launch of new products. Product development expenses increased $1,559,000 from $4,530,000 for the three months ended September 30, 1996 to $6,089,000 for the three months ended September 30, 1997. The increase in product development costs was primarily due to the Company's investments in viewing, conversion and other information sharing and distribution products. The Company's total product development costs, including capitalized costs, were $7,363,000, or 36.0% of revenues, for the three months ended September 30, 1997 compared to $5,472,000, or 28.4% of revenues, for the three months ended September 30, 1996. The increase in total product development costs was primarily due to investments in DynaBase(R), DynaText(R), DynaWeb(R), NativeEnglish(TM), and other products. General and administrative expenses increased $1,091,000 to $3,888,000 for the three months ended September 30, 1997 compared to $2,797,000 for the three months ended September 30, 1996. This increase was primarily due to goodwill amortization related to the Company's acquisitions as well as increases in personnel and general expenses required to support the growth in the Company's operations.

The Company's effective tax rate for the three months ended September 30, 1997 remained consistent at 37% with the three months ended September 30, 1996, excluding the 1996 acquisition charge of $34,300,000 for certain purchased technology under research and development by Electronic Book Technologies, Inc.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues for the nine months ended September 30, 1997 increased $12,720,000, or 27.1%, to $59,582,000 compared to $46,862,000 for the nine months ended September 30, 1996. Approximately 24% of revenues in 1997 included revenues from the acquisition of Electronic Book Technologies, Inc., Mastersoft, and Level Five Research, Inc. Direct and retail sales from Quick View Plus(R) and DynaText(R) significantly contributed to the increase in revenues for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in direct and distribution sales of 35.8% of total revenues. Non-refundable royalty advances decreased 6.8% for the nine months ended September 30, 1997, as compared to the same period in 1996. Royalty revenues for the nine months ended September 30, 1997 decreased 5.0% as compared to the nine months ended September 30, 1996. Non-refundable advances and royalty revenues were both adversely affected in 1997 by weakness in the OEM markets as well as a decline in royalty revenues from Microsoft Corporation

Gross profit increased $12,957,000, or 31.8%, from $40,700,000 for the nine months ended September 30, 1996 to $53,657,000 for the nine months ended September 30, 1997. Gross profit as a percentage of revenues for the nine months ended September 30, 1997 was 90.1% compared to 86.9% for the nine months ended September 30, 1996. The increase in gross profit percentage was primarily attributable to higher revenues from Outside In(R), DynaText(R), and Mastersoft's Viewer 95, which carry lower royalty burdens.

Total operating expenses decreased $6,473,000 to $56,981,000 for the nine months ended September 30, 1997 from $63,454,000 for the nine months ended September 30, 1996. Included in total operating expenses for the nine months ended September 30, 1997 were acquisition charges of $5,400,000 for certain purchased technology under research and development by Mastersoft and Level Five Research, Inc. at the time of their 1997 acquisitions. Also included in the total operating expenses for the nine months ended September 30, 1997 were restructuring expenses of $5,848,000 relating to the Company's Information Products and certain of its Information Management Tools products. Included in total operating expenses for the nine months ended September 30, 1996 were acquisition charges of $38,700,000 for certain purchased technology under research and development by Electronic Book Technologies, Inc. and ImageMark Software Labs, Inc. at the time of their 1996 acquisitions. Excluding the 1997 and 1996 aforementioned expenses, operating expenses increased $20,979,000 or 84.7% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. All of the Company's 1997 operating expenses as a percent of revenue were effected by decline in non-refundable royalty advances and royalty revenues, as discussed above.

Sales and marketing expenses increased $10,535,000 to $17,762,000 for the nine months ended September 30, 1997. The increase reflects increased costs for staff additions, emphasis on new markets (corporate and consumer), new expenses from acquired companies, and higher commissions due to increased revenues. Sales and marketing expenses were 29.8% of revenues for the nine months ended September 30, 1997 compared to 15.4% for the nine months ended September 30, 1996. The higher percentage in 1997 results from entry into new markets and launch of new products. Product development expenses increased $6,070,000 from $10,792,000 for the nine months ended September 30, 1996 to $16,862,000 for the nine months ended September 30, 1997. The increase in product development costs was primarily due to the Company's investments in viewing, conversion and other information sharing and distribution products. The Company's total product development costs, including capitalized costs, were $22,077,000, or 37.1% of revenues, for the nine months ended September 30, 1997 compared to $12,599,000, or 26.9% of revenues, for the nine months ended September 30, 1996. The increase in total product development costs was primarily due to investments in DynaBase(R), DynaText(R), CleanSpeak(TM), Outside In(R) HTML Export, DynaWeb(R), NativeEnglish(TM), and other products. General and administrative expenses increased $4,374,000 to $11,109,000 for the nine months ended September 30, 1997 compared to $6,735,000 for the nine months ended September 30, 1996. The increase in general and administrative expenses was primarily due to goodwill amortization related to the Company's acquisitions as well as increases in personnel and general expenses required to support the growth in the Company's operations.

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

The Company's effective tax rate was influenced by the purchased in-process research and development charges discussed above. Excluding these charges, the Company's effective tax rate for the nine months ended September 30, 1997 was 37.4% compared to 36.4% for the nine months ended September 30, 1996, excluding the charge in that period also. The Company's effective tax rate increased due to acquired companies.

Excluding the $5,400,000 ($0.38 per share) Mastersoft and Level Five Research, Inc. purchased in-process research and development charges and restructuring expenses of $3,684,000, net of income taxes, ($0.26 per share), net income and earnings per share would have been $6,808,000, and $0.47, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided cash of $18,579,000 for the nine months ended September 30, 1997 compared to $14,997,000 for the nine months ended September 30, 1996. The increased contribution from operating activities of $3,582,000 was primarily due to collection on income taxes receivable and cash received for unearned revenue.

The Company's investing activities used cash of $23,604,000 for the nine months ended September 30, 1997 compared to $33,910,000 for the nine months ended September 30, 1996. The decrease of $10,306,000 was due to payment of the 1996 acquisition of Electronic Book Technologies, Inc. for a net of $26,184,000 and the 1996 acquisition of ImageMark Software Labs for a net of $6,492,000, offset by the 1997 increase in investment activity for marketable securities of $8,283,000; the 1997 acquisition of certain assets of Adobe Systems Incorporated's Mastersoft division for $2,965,000; the 1997 acquisition of Level Five Research, Inc. for $5,300,000; the 1997 increased investment in product development costs of $3,408,000; an increase of $1,047,000 in property and equipment expenditures in 1997; and the 1997 payment of $950,000 to the former stockholders of ImageMark Software Labs, Inc. for exceeding certain performance measures set forth in the stock purchase agreement. Additionally, the Company is obligated to pay an additional $1,467,000 to the former principal stockholder of Inso Providence in January, 1998. Furthermore, in the event that certain 1997 Inso Providence financial and operating goals are met, contingent payments up to an additional $5,300,000 will be paid by the Company to the former stockholders of Electronic Book Technologies, Inc.

The Company's financing activities provided cash of $1,480,000 for the nine months ended September 30, 1997 compared to using cash of $6,596,000 for the nine months ended September 30, 1996. On February 1, 1996, the Company repaid the outstanding promissory notes of $6,037,000 issued in connection with the acquisition of Systems Compatibility Corporation, (now Inso Chicago Corporation). Additionally, in the third quarter of 1996, the Company repaid all of the outstanding debt of Electronic Book Technologies, Inc.

In June 1997, the Company adopted a plan of restructuring aimed at a continuing focus on strategic products while reducing costs and streamlining the organization. As part of the restructuring, the Company substantially reduced its spending on products in slower growing markets and redirected its resources to those products with larger market opportunities. The plan primarily affects the Company's Information Products and certain of its Information Management Tools products. As a result of the restructuring plan, the Company recorded $5,848,000 of expenses. The charge included $320,000 of severance, $315,000 estimated lease obligations, $3,353,000 for the write-off of capitalized software and other assets and $1,860,000 of write-offs of prepaid royalties. Of the total restructuring expenses recorded, the total remaining actual cash outlays to be made by the Company approximates $600,000. The Company believes a substantial portion of these amounts will be paid by December 31, 1997.

As of September 30, 1997, the Company had working capital of $78,929,000. Total cash, cash equivalents, and marketable securities at September 30, 1997 were $82,981,000. The Company believes that funds available, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.


FUTURE OPERATING RESULTS

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income or earnings per share. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a description of certain factors which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements. Among the factors which may cause the Company's actual results to differ materially from historical results are the following: competitive pressures including price pressures; declining royalty revenues from Microsoft Corporation which are expected to decrease substantially for periods after December 31, 1997; increased reliance on corporate and direct distribution channels; longer and less predictable sales cycles associated with sales of complex solutions to corporate and government customers; market acceptance of new products; consolidation in the OEM business; adverse economic changes in the markets in which the Company does business; difficulties integrating operations and personnel of acquired businesses; and declining operating margins as a result of decreased royalty revenues.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits

               The following are filed as exhibits to this Form 10-Q

               Exhibit 27     Financial Data Schedule


          (b)  Reports on Form 8-K

                    Registrant filed one (1) report on Form 8-K during the quarter ended September 30, 1997.

                    (i) Current Report on Form 8-K dated July 11, 1997 reporting the adoption of the Shareholders' Rights Plan filed with the Securities and Exchange Commission on July 16, 1997




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Inso Corporation
                                             ----------------
                                               Registrant



Date:  November 7, 1997              /s/ Betty J. Savage
                                     -----------------------------------------
                                     Betty J. Savage
                                     Vice President and Chief Financial Officer




Date:  November 7, 1997              /s/ Patricia A. Michaels
                                     -----------------------------------------
                                     Patricia A. Michaels
                                     Corporate Controller
                                     (Chief Accounting Officer)

Exhibit Index

Exhibit No.          Description
  27                 Financial Data Schedule