Form 10-K
period 1997-12-31
INSO CORP
filed 1998-03-23
CIK 917471

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

For the fiscal year ended: DECEMBER 31, 1997     Commission File Number: 0-23384

                                INSO CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              04-3216243
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

31 ST. JAMES AVENUE, BOSTON, MA                                            02116
(Address of principal executive offices)                              (Zip code)

                                 (617) 753-6500
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No:

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Class                                          Outstanding at March 12, 1998
COMMON STOCK (PAR VALUE $.01 PER SHARE)                           14,717,168

    As of March 12, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant was $151,753,952.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

INSO CORPORATION FORM 10-K PART I

ITEM 1. BUSINESS

    Inso Corporation ("Inso" or the "Company") is a supplier of software solutions for sharing and publishing electronic information. Inso provides software solutions for the distribution of all forms of electronic information, from simple memos to complex technical manuals, in environments ranging from desktop computers to the Internet. Through enterprise license agreements, integration in popular software products, and bundling agreements, Inso technology is installed on more than 70 million desktops worldwide. Inso's products are focused on three main areas: Electronic Publishing Solutions, Dynamic Document Exchange, and Lexical and Linguistic Products. The Company's Electronic Publishing Solutions products enable corporate and commercial publishers to convert, manage, and distribute electronic content from a wide variety of sources via multiple media types including the World Wide Web, intranets, CD-ROM, and print. Dynamic Document Exchange products enable users to filter, view, copy, print, and publish electronic information, regardless of format or structure. Inso also develops and markets a line of Lexical and Linguistic products that enhance the quality of written communications by reducing or eliminating many different types of writing errors, and provides access to authoritative reference information in electronic form. Inso develops products which are compatible with Standard Generalized Markup Language ("SGML"), Hypertext Markup Language ("HTML"), and eXtensible Markup Language ("XML"). The Company markets its products worldwide to corporations, government organizations and end-users, as well as to original equipment manufacturers ("OEMs") of computer hardware, software, and consumer electronics products.

ELECTRONIC PUBLISHING SOLUTIONS PRODUCTS

    The Company's Electronic Publishing Solutions products consist of a line of componentized products designed to meet the electronic publishing needs of software developers and end-users in a wide variety of implementations. The Company's products serve various electronic publishing needs, from individual document access and navigation to the distribution of large and technically complex data sets to thousands of users. These products are marketed worldwide primarily through direct and reseller channels to corporations and other enterprise publishers. These products are designed for use in desktop, proprietary network, and Internet environments, including intranets and the World Wide Web. Starting in 1996 and continuing during 1997, the Company has been implementing an Electronic Publishing Solutions initiative to provide its customers with a broad spectrum of software solutions through the integration of its complementary technologies and core competencies. The Company anticipates that it will continue to make significant investments in product development and marketing programs to support this initiative during 1998.

    With more than seven years of experience in engineering, developing, and marketing products based upon SGML, and now XML, Inso has become a leading provider of standards-based electronic publishing solutions for large-volume corporate and commercial publishers. The DynaText-Registered Trademark-Professional Publishing System provides publishers with a single, automated production process for the creation and delivery of highly navigable and searchable electronic documents on the Web, CD-ROM, and LANs. The recently released DynaBase-Registered Trademark- Dynamic Web Publishing System is a comprehensive, integrated solution for professional Web publishing, focusing on the management and delivery of information for large, dynamic Web sites.

    Inso employees are involved in electronic publishing standards development. Staff members include early pioneers in developing SGML, the international standard for open interchange of documents; HTML, the current language for interchange of text on the World Wide Web; and XML, a recently approved standard that is designed to provide greater information interchange functionality for the Web. XML has been endorsed by major independent software vendors and Internet organizations, including the W3C (World Wide Web Consortium).

    Inso's Electronic Publishing Solutions products support XML, SGML, and HTML. These products also provide support for dynamic information delivery. Dynamic information delivery represents an evolution from the current static (or pre-assembled) method of information delivery. Static information is delivered as the entire document or file in which the desired piece of information was originally created and stored. Dynamic information is the element of desired information only, free of the constraint of the original format, and free of surrounding and unwanted information. The desired information may be combined with desired information from within other documents, and automatically assembled into a new "virtual document" by Inso's "client-aware" software products based upon criteria such as user preference, profile, and browser.

DYNAMIC DOCUMENT EXCHANGE PRODUCTS

    The Company's Dynamic Document Exchange products include its file-viewing and conversion products, and its "on demand" Web publishing products. These products allow organizations to share documents across networks, intranet, and Internet environments, and electronic mail systems with different applications and operating system platforms. These products are marketed both to OEMs and through direct and reseller channels. These products include the Quick View Plus-Registered Trademark-enterprise viewing product, the Outside
In-Registered Trademark- viewing technology, the
ImageStream-Registered Trademark- graphics filters, the Word for Word text filters, and the Outside In-Registered Trademark- HTML Export product. Quick View Plus provides corporations and consumers with the ability to view, copy, and print files originating in more than 250 applications and in disparate operating system environments. The Outside In viewing and HTML Export OEM products provide file viewing and Web delivery functionality to software vendors and corporate software developers. During 1997, the Company released the first version of Outside In HTML Export and new versions of both Outside In and Quick View Plus, including the Company's first commercially available file viewing product for the major UNIX operating system platforms. Also during 1997, the Company released a new version of ImageStream that incorporates substantial improvements in the coverage of graphical document and data types.

    As indicated above, during 1997, the Company introduced Outside In HTML Export, an OEM product that dynamically converts hundreds of proprietary formats into high-quality HTML to enable document access via standard Web browsers. As a result, products that integrate this technology enable businesses to share documents across corporate intranets or the Internet without a lengthy conversion process and without requiring proprietary technology to be installed on consumers' desktops. In 1998, the Company expects to expand the product to include support for the new XML standard.

    On February 6, 1997, the Company acquired the intellectual property and other assets of Adobe Systems, Inc.'s document access and conversion business, formerly known as Mastersoft, including the Word for Word document conversion technology, the Viewer 95-Registered Trademark- file access and display technologies, and the end-user products formerly marketed under the name Adobe File Utilities. (See "Acquisition of Mastersoft.") The acquisition of these assets also included related customer agreements. The Mastersoft business operates as part of Inso Chicago Corporation ("Inso Chicago").

LEXICAL AND LINGUISTIC PRODUCTS

    The Company's Lexical and Linguistic products include its Proofing Tools software programs and related databases, which correct errors in spelling, grammar, punctuation, capitalization, spacing, and other mistakes in documents created by users of computer applications, as well as its Information Products, which provide authoritative reference content in searchable electronic form. These products are marketed primarily through OEM channels. The Company's Proofing Tools products include International CorrectSpell-TM-, a spelling correction system; CorrecText-Registered Trademark- Grammar Correction System, a leading English grammar correction technology used in word processors; and International ProofReader-TM-, a multilingual proofreading system available in 10 languages that addresses numerous classes of writing errors and style problems. In 1997, the Company released a Java version of International ProofReader and new versions of CorrectEnglish-TM-, a writing system that targets the specific errors made by native speakers of Chinese, French, German, Japanese, and Spanish when producing English-language documents. Also in 1997, the Company released NativeEnglish, an end-user version of CorrectEnglish for native speakers of French, German, and Spanish.

ACQUISITION OF MASTERSOFT

    On February 6, 1997, the Company acquired the intellectual property and certain other assets of Adobe Systems, Inc.'s document access and conversion business, formerly known as Mastersoft, for $2,965,000 using available cash. The transaction was accounted for as a purchase and included the acquisition of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1997, of $1,800,000, or $0.13 per share. The Mastersoft business operates as part of Inso Chicago under the Inso name. (See Note 4 of "Notes to Consolidated Financial Statements" for additional information with respect to acquisitions.)

ACQUISITION OF LEVEL FIVE RESEARCH, INC.

    On April 22, 1997, the Company acquired all of the outstanding capital stock of privately held Level Five Research, Inc. from Information Builders, Inc. for $5,000,000 using available cash. The Company also caused, at the time of acquisition, Level Five Research, Inc. to enter into noncompetition agreements with key executives and made aggregate payments of $300,000 in cash under those agreements. Level Five Research, Inc., now Inso Florida Corporation, is a developer of software and systems that apply intelligent technologies to data access management. The transaction was accounted for as a purchase and included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended June 30, 1997, of $3,600,000, or $0.25 per share. (See Note 4 of "Notes to Consolidated Financial Statements" for additional information with respect to acquisitions.)

INFORMATION PLEASE LLC

    On April 23, 1997, the Company entered into an agreement for the further development and marketing of the Information Please-Registered Trademark-Almanac product line, with Information Please LLC (the "Partnership"). The Company transferred ownership of the Information Please brand and the intellectual properties that compose the almanac product line to the Partnership. In addition, some of the Company's technical and editorial staff members became employees of the Partnership. The Company retained a 19.8% ownership position in the new venture. As of December 31, 1997, the Company's investment in Information Please LLC approximated $2,600,000. (See Note 4 of "Notes to Consolidated Financial Statements" for additional information with respect to Information Please LLC.)

ACQUISITION OF HENDERSON SOFTWARE, INC.

    On November 24, 1997, the Company acquired all of the outstanding stock of privately held Henderson Software, Inc. for $750,000 using available cash. Henderson Software is a provider of Computer Graphics Metafile viewing and filtering solutions. The transaction was accounted for as a purchase and included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended December 31, 1997 of $700,000, or $0.05 per share. (See Note 4 of "Notes to Consolidated Financial Statements" for additional information with respect to acquisitions.)

ACQUISITION OF VIEWPORT DEVELOPMENT AB

    On March 12, 1998, the Company acquired all of the outstanding stock of privately held ViewPort Development AB for $2,500,000 using available cash. ViewPort, through its wholly owned subsidiary Synex Information AB, is a developer of browser engines and application development toolkits for viewing SGML information. The transaction will be accounted for as a purchase. The acquisition includes certain technology under research and development, which will be written-off with a one-time charge, estimated to be between $1,800,000 and $2,200,000 to the Company's consolidated results for the quarter ending March 31, 1998. (See Note 13 of "Notes to Consolidated Financial Statements" for additional information.)

INTERNATIONAL OPERATIONS

    During 1997, the Company expanded the scope of its international operations. The Company's international operations primarily support direct and indirect distribution of products to corporate, government, and end-user customers.

MARKETING, SALES, AND DISTRIBUTION

    The Company's sales and marketing organization, consisting of 135 individuals, is managed from the Company's headquarters in Boston, Massachusetts, and includes sales representatives or account managers in several major markets worldwide. The Company's corporate and governmental sales efforts are conducted through sales forces dedicated to each of its product lines, under unified geographic sales management. The Company conducts its OEM sales through a dedicated account management program for large customers and through worldwide new business development efforts.

    The Company, through its various subsidiaries, currently has operations in many major European countries, as well as Japan and Australia. These operations manage sales of the Company's products to end-users directly and through networks of value-added resellers and distributors, as well as to OEMs. Approximately $17,079,000 of the Company's revenues during 1997 originated with customers outside the United States. The Company believes that a substantial amount of products are shipped internationally by its domestic OEM customers. Accordingly, the actual use of the Company's products by overseas end-users is higher than the export revenues reported for accounting purposes in the Company's "Notes to Consolidated Financial Statements."

CUSTOMERS

    For the year ended December 31, 1997, Microsoft Corporation ("Microsoft") accounted for 28% of the Company's revenues compared to 35% for the year ended December 31, 1996. As a result of the termination of its most significant license with Microsoft, the Company expects that revenues received from Microsoft will decline substantially in 1998.

RESEARCH AND DEVELOPMENT

    The Company operates in an industry that is subject to rapid technological change, and its ability to compete and operate successfully depends on, among other factors, its ability to anticipate such change. Accordingly, the Company is committed to the development of new products and the continuing evaluation of new technologies. During 1997 the Company made significant investments in research and development in new products for use on or in conjunction with the Internet and the World Wide Web, particularly the Outside In XML/HTML Export product and the DynaBase Dynamic Web Publishing System. The rapid changes that characterize these markets may require that the Company make substantial additional investments in research and development in order to respond to unforeseen market or technological developments. The Company expects to make significant investments in 1998 in both its Electronic Publishing Solutions and its Dynamic Document Exchange products. During 1997, 1996, and 1995, the Company's expenditures for developing new products and product enhancements were $29,015,000, $19,084,000, and $10,170,000, respectively. These expenditures represented 35%, 27%, and 23%, respectively, of total revenues for those periods. Of these amounts, $6,355,000, $2,865,000, and $1,364,000, respectively, were capitalized in accordance with applicable accounting principles and are subject to amortization over subsequent periods. The balance was charged as product development expense.

COMPETITION

    The market for Electronic Publishing Solutions is characterized by a number of large participants offering full or partial solutions, based on both proprietary formats and open standards-based formats. Participants in this market include Adobe Systems, Inc. and its affiliates, an affiliate of Open Market, Inc., Quark Inc., SoftQuad International, Inc., and Vignette Corporation. In addition, there are a number of smaller organizations serving segments of the Electronic Publishing Solutions market. As the market for Electronic Publishing Solutions grows, the Company expects to face additional competition from participants offering standards-based solutions such as those offered by the Company. The Company expects that as it broadens its Electronic Publishing Solutions product line to include formats such as XML, it will encounter significant competition from a large number of participants. The Company also faces limited competition in certain market segments from large companies such as Oracle Corporation and International Business Machines Corporation. The Company believes that the principal competitive factors in this market are product quality and scalability, with price being a secondary factor.

    Competition in the markets for the Company's Dynamic Document Exchange products is significant. The Company's viewing and conversion products, and its on- demand Web publishing system, compete with offerings from Verity, Inc. in the OEM market and from other proprietary file-viewing products. The Company believes that the principal competitive factors in the direct corporate and government market are product quality, compatibility with multiple applications and operating systems, and update frequency, with price being a secondary factor. The Company believes that the principal competitive factors in the OEM market for Dynamic Document Exchange products are price, format coverage, and ease of implementation.

    The Company believes that the principal competitive factors in the markets for its Lexical and Linguistic products are product quality, ease of implementation, language coverage, platform support, and price. Some of the Company's competitors and potential competitors have substantially greater development, marketing, sales, and financial resources than the Company.

    Many of the Company's competitors and potential competitors have substantially greater development, marketing, sales, and financial resources than the Company.

EMPLOYEES

    As of December 31, 1997, the Company had 439 employees, including 221 in research and development, 135 in sales and marketing, and 83 in financial and administrative positions.

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

ITEM 2. PROPERTY

    The Company's corporate headquarters are located in Boston, Massachusetts, where the Company leases approximately 90,000 square feet of space. This lease term expires November 2005. Inso Chicago leases approximately 28,230 square feet of space in downtown Chicago, Illinois, with a lease term expiring September 2006. Inso Providence leases approximately 44,300 square feet of space in Providence, Rhode Island. This lease has a term expiring in January 2007, and includes options on contiguous space at a fixed rate as well as extension provisions. The Company leases an aggregate of approximately 24,000 square feet of office space in Kansas City, Missouri; Scottsdale, Arizona; Melbourne, Florida; Portland, Oregon; and Boulder, Colorado, for certain of its product development operations. In addition, the Company leases office space in the United States and overseas for its worldwide marketing and sales activities. The Company does not own any real property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE COMPANY

    Bruce G. Hill, who is 34 years old, has been Vice President, General Counsel, and Secretary of the Company since March 1994 and Vice President of Business Development since July 1997. Prior to joining the Company, Mr. Hill had been an associate attorney specializing in corporate and mergers and acquisitions matters at the law firm of Skadden, Arps, Slate, Meagher & Flom in Boston, Massachusetts, from 1988 until March 1994.

    Kirby A. Mansfield, who is 43 years old, has been Vice President and General Manager of Inso Boston since July 1997. From the inception of the Company until June 1994, Mr. Mansfield was Vice President of Marketing and Business Development. From June 1994 through June 1997, Mr. Mansfield was Vice President of Business Development. Mr. Mansfield joined Houghton Mifflin Company ("Houghton Mifflin") in July 1989 initially as a consultant to the Software Division and subsequently as the Division's Director of Technical Development. Mr. Mansfield was appointed a Vice President of the Software Division in February 1992 and became Vice President and Director of Marketing and Business Development of the Software Division in October 1993.

    Graham Marshall, who is 50 years old, has been Vice President, General Manager of Inso Electronic Publishing Solutions since January 1997. Prior to joining the Company, Mr. Marshall held various key international electronic publishing positions within Reed Elsevier beginning in 1981. Mr. Marshall held the positions of Managing Director of Butterworth Asia from September 1996 to January 1997, President of Butterworth Legal Publishers from April 1995 to September 1996, and manager of business units in the United Kingdom, United States, and Asia from January 1988 to April 1995.

    Michael E. Melody, who is 54 years old, has been Vice President, Strategic Planning and Operations of the Company since January 1997. Mr. Melody was Vice President and General Manager of Information Products of the Company from March 1996 until January 1997. From October 1994 through February 1996, Mr. Melody was Principal of Michael E. Melody, Consulting. From October 1990 through September 1994, Mr. Melody was Executive Vice President, College and Software Publishing of Houghton Mifflin. Prior to joining Houghton Mifflin, Mr. Melody held various executive positions with Simon & Schuster, Macmillan Publishing Company, and Prentice-Hall, Inc.

    Patricia A. Michaels, who is 31 years old, has been Assistant Vice President and Corporate Controller of the Company since September 1997. From April 1997 to September 1997, Ms. Michaels was the Company's Director of Accounting and Finance. From January 1996 to April 1997, Ms. Michaels was the Company's Finance Manager. Prior to joining the Company, Ms. Michaels had been employed with Ernst & Young LLP since 1989.

    Scott D. Norder, who is 32 years old, has been Vice President, General Manager of Inso's Chicago and Kansas City operations since January 1997. Mr. Norder became Vice President and General Manager of Inso Chicago in June 1995. Mr. Norder was Vice President of Engineering for Systems Compatibility Corporation, now Inso Chicago, from April 1991 to June 1995. Prior to that time, Mr. Norder held key leadership positions within the development organization of Systems Compatibility Corporation since 1987.

    Betty J. Savage, who is 39 years old, has been Vice President, Chief Financial Officer, and Treasurer of the Company since its inception. Prior to joining the Company, Ms. Savage had been employed with Ernst & Young LLP in auditing and other capacities since 1980.

    Paul A. Savage, who is 47 years old, has been Vice President of Worldwide Sales and Service since October 1997. Previously, Mr. Savage was Vice President of Sales and Service with Inso's Electronic Publishing Solutions group in Providence, Rhode Island. Prior to joining Inso in October 1996, Mr. Savage spent more than 17 years at Digital Equipment Corporation. His most recent assignment at Digital was Director of Worldwide Sales Operations for the Network and Systems Integration Services business unit.

    Steven R. Vana-Paxhia, who is 50 years old, has been President and Chief Executive Officer and a director of the Company since its inception on November 10, 1993. Mr. Vana-Paxhia was Director of the Software Division of Houghton Mifflin from November 1990 until March 1994 and was a Vice President of Houghton Mifflin from April 1991 until March 1994. Prior to joining Houghton Mifflin, Mr. Vana-Paxhia was Managing Director of Macmillan's Berlitz Translation Services from November 1987 until April 1990. Mr. Vana-Paxhia is also a director of MathSoft, Inc., a software company.

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

                                                                               1997       1997       1996       1996
QUARTER ENDED                                                                  HIGH        LOW       HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------  ---------  ---------
March 31...................................................................  $   43.25  $   28.50  $   50.25  $   31.25
June 30....................................................................      44.63      17.88      68.00      45.75
September 30...............................................................      21.75       9.88      58.50      39.25
December 31................................................................      13.63       9.38      63.25      34.00

    As of March 12, 1998, the Company's Common Stock was held by 490 holders of record. The Company has paid no dividends on its common stock since its formation and has no current plans to do so.

ITEM 6. SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA

                                                                                           YEARS ENDED DECEMBER 31
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                               1997(1)    1996(1)    1995(1)     1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
Net revenues...............................................  $  81,869  $  70,534  $  43,387  $  23,463  $  13,757
Gross profit...............................................     73,919     62,225     37,595     20,389     11,887
Restructuring expenses.....................................      5,848          0          0          0          0
Purchased in-process research and development..............      6,100     38,700      5,500          0          0
Total operating expenses...................................     75,791     76,302     26,017     11,856      7,501
Operating (loss) income....................................     (1,872)   (14,077)    11,578      8,533      4,386
Income (loss) before provision for income taxes............      2,504    (11,073)    13,046      8,852      4,386
Provision for income taxes.................................      2,944     10,207      7,052      3,189      1,811
Net (loss) income..........................................       (440)   (21,280)     5,994      5,663      2,575
(Loss) earnings per common share(2,3)......................  ($   0.03) ($   1.61) $     .49  $     .49  $     .22
(Loss) earnings per common share-assuming dilution(2,3)....  ($   0.03) ($   1.61) $     .49  $     .48  $     .22

BALANCE SHEET DATA

                                                                                            YEARS ENDED DECEMBER 31
(IN THOUSANDS)
                                                                1997       1996       1995       1994       1993
                                                              ---------  ---------  ---------  ---------  ---------
Working capital.............................................  $  85,558  $  84,261  $  55,460  $  15,522  $   1,802
Deferred income tax benefit, net............................      5,917      4,930      3,847      4,175          0
Total assets................................................    138,083    136,272     91,129     33,494      6,373
Stockholders' equity(4).....................................    115,478    113,413     75,163     27,614      3,238

------------------------

(1) THE COMPANY'S 1995 RESULTS INCLUDE THE OPERATIONS OF SYSTEMS COMPATIBILITY CORPORATION SINCE ITS ACQUISITION ON APRIL 1, 1995. THE COMPANY'S 1996 RESULTS INCLUDE THE OPERATIONS OF ELECTRONIC BOOK TECHNOLOGIES, INC. AND IMAGEMARK SOFTWARE LABS SINCE THEIR ACQUISITION DATES OF JULY 16, 1996, AND JANUARY 9, 1996, RESPECTIVELY. THE COMPANY'S 1997 RESULTS INCLUDE THE OPERATIONS OF MASTERSOFT, LEVEL FIVE RESEARCH, INC., AND HENDERSON SOFTWARE, INC. SINCE THEIR ACQUISITION DATES OF FEBRUARY 6, 1997, APRIL 22, 1997, AND NOVEMBER 24, 1997, RESPECTIVELY. (SEE NOTE 4 OF "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.")

(2) THE EARNING PER SHARE AMOUNTS PRIOR TO 1997 HAVE BEEN RESTATED AS REQUIRED TO COMPLY WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, "EARNINGS PER SHARE." (SEE NOTE 9 OF "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.")

(3) ASSUMES THAT THE 11,560,000 SHARES OF COMMON STOCK OUTSTANDING IMMEDIATELY AFTER THE COMPANY'S INITIAL PUBLIC OFFERING WERE OUTSTANDING THROUGHOUT 1993.

(4) STOCKHOLDERS' EQUITY PRIOR TO 1994 REPRESENTS HOUGHTON MIFFLIN COMPANY'S NET ASSET INVESTMENT IN THE COMPANY DURING THE TIME THE COMPANY OPERATED AS A DIVISION OF HOUGHTON MIFFLIN COMPANY.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company derives its revenues from royalties, including initial nonrefundable royalties, from license arrangements with OEMs, one-time and annual licenses, software maintenance fees from site-license agreements with corporate and government customers, and from one-time fees for direct licenses to consumers. Revenues from corporate and government site-license agreements generally consist of a one-time license fee based on the number of individual users licensed or an annual distribution license fee based on the extent of the customer's distribution. For each site-license agreement, an annual software maintenance fee is calculated based upon a percentage of the one-time or annual license fee. Payment of the maintenance fee permits customers to receive updates and enhancements to the software licensed for the duration of the maintenance agreement. Royalty revenues are earned in one of the following ways: as a percentage of net revenues from product unit sales by licensees that incorporate the Company's products, as a fixed per-unit royalty, or as a regular periodic fee based on estimated shipments or usage over time. Royalty revenues are generally recognized in the Company's financial statements in the quarter in which amounts due to the Company have been determined. In the event that further substantial support or performance obligations exist, revenues are recognized when such obligations are met. Revenues from initial nonrefundable royalty arrangements are recognized at the time of product acceptance by the licensee if no significant obligation relating to the underlying contract remains to be completed.

    The Company generates a significant portion of its revenues from customers outside the United States. Such revenues totaled $17,079,000, $15,315,000, and $5,673,000 for the years ended December 31, 1997, 1996, and
1995, respectively. The Company believes that a substantial amount of products are shipped internationally by its domestic OEM customers. Accordingly, the actual use of the Company's products by overseas end-users is higher than the export revenues reported for accounting purposes in the Company's "Notes to Consolidated Financial Statements." The Company expects that the international market will continue to account for a significant portion of its total business. The Company's export revenues are transacted primarily in U.S. dollars. Therefore, the Company believes that it is not exposed to any significant risk with respect to changing currency exchange rates in connection with its business with international customers. The Company also denominates the prices for its corporate and end-user products sold internationally in U.S. dollars. Business with overseas end-users may be subject to greater currency exchange rate risk in the future. (See "Certain Factors that May Affect Future Operating Results.")

   Cost of revenues primarily comprises royalty expense for the licensing of technology, content databases, published reference works from Houghton Mifflin Company and other third parties; fulfillment; and the amortization of capitalized product development costs and intangible assets from the acquisitions and license agreements described in Notes 4 and 6 of the "Notes to Consolidated Financial Statements." The level of amortization expense of capitalized product development costs is directly related to the amount of product development costs capitalized in each year and the time frame in which a specific product is made available for general release to customers.

    The following table sets forth, for the periods indicated, certain income statement data expressed as a percentage of revenues.

PERCENTAGE OF REVENUES

                                                                                                   YEARS ENDED DECEMBER 31
                                                                                             1997       1996       1995
                                                                                           ---------  ---------  ---------
Net revenues.............................................................................      100.0%     100.0%     100.0%
Cost of revenues.........................................................................        9.7       11.8       13.3
                                                                                           ---------  ---------  ---------
    Gross profit.........................................................................       90.3       88.2       86.7
Operating expenses:
    Sales and marketing..................................................................       31.0       16.9       12.1
    Product development..................................................................       27.7       23.0       20.3
    General and administrative...........................................................       19.3       13.4       14.9
    Restructuring expenses...............................................................        7.1         --         --
    Purchased in-process research and development........................................        7.5       54.9       12.7
                                                                                           ---------  ---------  ---------
Total operating expenses.................................................................       92.6      108.2       60.0
                                                                                           ---------  ---------  ---------
Operating (loss) income..................................................................       (2.3)     (20.0)      26.7
Net investment income....................................................................        5.4        4.3        3.4
                                                                                           ---------  ---------  ---------
Income (loss) before provision for income taxes..........................................        3.1      (15.7)      30.1
Provision for income taxes...............................................................        3.6       14.5       16.3
                                                                                           ---------  ---------  ---------
Net (loss) income........................................................................       (0.5)%    (30.2)%     13.8%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Revenues for 1997 increased $11,335,000, or 16%, to $81,869,000 compared to $70,534,000 for 1996. Approximately 4% of revenues in 1997 included revenues from the acquisitions of Mastersoft, Level Five Research, Inc., and Henderson Software, Inc. Direct and retail sales of products such as Quick View Plus and DynaText significantly contributed to the increase in revenues during 1997 as compared to 1996, resulting in direct and distribution sales of 35% of total revenues. Hewlett-Packard Company, Lucent Technologies, Inc., and Banque Paribas were among the licensees who entered into site-license agreements with the Company for Quick View Plus during 1997. American Honda Motor
Company licensed DynaText, and Siemens Nixdorf licensed both DynaText and DynaWeb-Registered Trademark-. Non-refundable royalty advances and royalty revenues for 1997 decreased 9% as compared to the same period in 1996. Non-refundable royalty advances and royalty revenues were both affected in 1997 by weakness in the OEM markets served by certain Lexical and Linguistic products of the Company as well as a decline in royalty revenues from Microsoft Corporation.

    Gross profit increased $11,694,000, or 19%, to $73,919,000 in 1997 from
$62,225,000 in 1996. Gross profit as a percentage of revenues for 1997 was 90% compared to 88% for 1996. The increase in gross profit percentage was primarily attributable to higher revenues from Quick View Plus, Outside In, DynaText, and Viewer 95, which carry lower royalty burdens.

    Total operating expenses decreased $511,000 to $75,791,000 in 1997 from $76,302,000 in 1996. Included in total operating expenses for 1997 were acquisition charges of $6,100,000 for certain purchased technology under research and development by Mastersoft, Level Five Research, Inc., and Henderson Software, Inc. at the time of their 1997 acquisitions. Also included in the total operating expenses for 1997 were restructuring expenses of $5,848,000 relating to certain of the Company's Lexical and Linguistic products. Included in total operating expenses for 1996 were acquisition charges of $38,700,000 for certain purchased technology under research and development by Electronic Book Technologies, Inc. and ImageMark Software Labs, Inc. at the time of their 1996 acquisitions. Excluding the 1997 and 1996 aforementioned expenses, operating expenses increased $26,241,000 or 70% for the year ended December 31, 1997, compared to the year ended December 31, 1996. The Company's 1997 operating expenses as a percent of revenue were affected by the decline in non-refundable royalty advances and royalty revenues, as discussed above.

    Sales and marketing expenses consist primarily of salaries, commissions, and bonuses for sales and marketing personnel, and promotional expenses. Sales and marketing expenses increased $13,485,000 to $25,409,000 for 1997 from $11,924,000 for 1996. The increase reflects increased costs for staff additions, emphasis on new markets (corporate and consumer), new expenses from acquired companies, and higher commissions due to increased revenues. During 1997, these expenses also included certain one-time charges related to the reorganization of the sales and marketing departments. Sales and marketing expenses were 31% of revenues for 1997 compared to 17% for 1996.

    Product development costs consist primarily of personnel costs and, to a lesser extent, fees paid for outside software development and consulting services. Product development expenses increased $6,441,000 to $22,660,000 for 1997 from $16,219,000 for 1996. The increase in product development costs was primarily due to the Company's investments in viewing, conversion, and other information-sharing, publishing, and distribution products. Examples of these products include DynaBase, DynaText, Outside In HTML Export, and DynaWeb. The Company's total product development costs, including capitalized costs, were $29,015,000, or 35% of revenues, for 1997 compared to $19,084,000, or 27% of revenues, for 1996.

    General and administrative expenses increased $6,315,000 to $15,774,000 for 1997 compared to $9,459,000 for 1996. The increase in general and administrative expenses was primarily due to goodwill amortization related to the Company's acquisitions as well as increases in personnel and general expenses required to support the growth in the Company's operations. General and administrative expenses increased as a percentage of revenues to 19% for 1997 compared to 13% for 1996.

    The acquisitions of Mastersoft, Level Five Research, Inc., and Henderson Software, Inc. included the purchase of certain technology under research and development, which resulted in charges to the Company's 1997 consolidated results of $6,100,000, or $0.43 per share.

    In June 1997, the Company adopted a plan of restructuring aimed at a continuing focus on strategic products while reducing costs and streamlining the organization. As part of the restructuring, the Company substantially reduced its spending on products in slower growing markets and redirected its resources to those products with larger market opportunities. The plan primarily affected certain Lexical and Linguistic products of the Company. As a result of the restructuring plan, the Company recorded $5,848,000 of expenses. The charge included $320,000 of severance for 17 employees in development; $315,000 of estimated lease obligations, net of estimated sublease income, for the impact of affected leases; $3,353,000 for the write-off of capitalized software and other assets; and $1,860,000 for the write-off of prepaid royalties. Of the total restructuring expenses recorded, the total remaining actual cash outlays to be made by the Company approximates $360,000. The Company anticipates that a substantial portion of the amount will be paid in 1998.

    The Company's 1997 effective tax rate was influenced by acquisitions, tax planning initiatives, and certain income tax accruals. Excluding the related income tax impact, the Company's effective tax rate for 1997 was 34% compared to 37% in 1996, excluding the 1996 charge for purchased in-process research and development.

    Excluding the $6,100,000 ($0.43 per share) Mastersoft, Level Five Research, Inc., and Henderson Software, Inc. purchased in-process research and development charges and restructuring expenses of $5,848,000 ($0.26 per share), net income and earnings per share for 1997 would have been $9,344,000 and $0.64, respectively.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Revenues for 1996 increased $27,147,000, or 63%, to $70,534,000 compared to $43,387,000 for 1995. Revenues for 1995 included $1,500,000 of revenue earned from royalty audits. Excluding that revenue, the 1996 total increased 68% over 1995. Revenues in 1996 included revenues from the acquisition of Electronic Book Technologies, Inc., now Inso Providence, and ImageMark Software Labs, Inc., now Inso Kansas City, described in Note 4 of the "Notes to Consolidated Financial Statements," since their acquisition dates of July 16, 1996, and January 9, 1996, respectively. Revenues from Inso Providence and Inso Kansas City accounted for approximately 15% of the total revenues in 1996. Royalty revenues increased 37%, excluding the revenues earned from royalty audits, as a result of increased sales by existing licensees as well as the number of licensees making royalty payments, which increased to 164 at December 31, 1996 from 110 at December 31, 1995. The increase in the number of licensees making royalty payments reflects new licensees resulting from the Inso Kansas City acquisition, as well as royalty flow from existing licensees who have earned their prepaid minimum royalties. Nonrefundable and recurring royalties from the Company's CorrecText Grammar Correction System, Outside In viewing technology, and ImageStream graphics filters contributed substantially to the revenue gains. Nonrefundable royalty revenues for 1996 increased 88%, reflecting the addition of 191 new OEM licenses in 1996 compared to 149 new OEM licenses in 1995. New licenses for 1996 included Netscape Communications Corporation, Corel Corporation, Open Text Corporation, Verity, Inc., and Alta Vista. New products released during 1996 were

CyberSpell-TM-, InWords-TM-, SciWords-TM-, BizWords-TM-, IntelliScope-Registered Trademark- Query Expander, IntelliScope-Registered Trademark- Retrieval Enhancer, and ImageStream for Microsoft-Registered Trademark-Office. The
Company also released additional language versions for its CorrectEnglish ESL writing system and IntelliScope products. In addition, new versions of Quick View Plus and the IntelliFinder-Registered Trademark- Reference Engine as well as electronic versions of The 1996 Information Please Sports Almanac,
The 1996 Information Please Almanac, and The 1997 Information Please Business Almanac were released in 1996.

    Gross profit as a percentage of revenues was 88% in 1996 compared to 87% in 1995. Royalty costs decreased as a percentage of revenues as a result of a greater proportion of 1996 revenues being derived from the Outside In, Quick View Plus, and ImageStream products, which carry lower royalty burdens. Amortization expense for capitalized software and intangibles increased due to the release of new products described above as well as amortization of costs related to the Inso Kansas City and Inso Providence acquisitions.

    Sales and marketing expenses consist primarily of salaries, commissions, and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses for 1996 increased 127% to $11,924,000 from $5,253,000 for 1995, reflecting increased staff due to the Company's acquisitions, entry into new markets (corporate and consumer), staff additions in product marketing to support the higher levels of sales, and higher commissions due to increased revenues. Sales and marketing expenses increased as a percentage of sales to 17% for 1996 compared to 12% for 1995. The increase as a percentage of sales was due primarily to the sales and marketing efforts at Inso Providence.

    Product development expenses consist primarily of personnel costs and, to a lesser extent, fees paid for outside software development and consulting services. Product development expenses increased 84% to $16,219,000 for 1996 from $8,806,000 for 1995. The increase in product development costs was primarily due to investments in CorrectEnglish ESL writing system products, IntelliScope products, Quick View Plus, CyberSpell, DynaBase, DynaText products, and various reference works. As a percentage of revenues, product development expenses increased to 23% for 1996 from 20% for 1995. The increase as a percentage of revenues was primarily attributable to development efforts at Inso Providence. The Company's total product development costs, including capitalized costs, were $19,084,000, or 27% of revenues, for 1996, compared to $10,170,000, or 23% of revenues, for 1995.

    General and administrative expenses in 1996 increased 46% to $9,459,000 from $6,458,000 in 1995. The increase in general and administrative expenses was primarily attributable to increases in personnel and general corporate expenses required to support the growth of the Company's operations. General and administrative expenses decreased as a percentage of revenues to 13% for 1996 compared to 15% for 1995.

    The acquisition of Inso Kansas City and Inso Providence included the purchase of certain technology under research and development, which resulted in charges to the Company's 1996 consolidated results of $4,400,000, or $0.34 per share, and $34,300,000, or $2.62 per share, respectively.

    The Company's effective tax rates for 1996 and 1995 were influenced by the $38,700,000 Inso Kansas City and Inso Providence charges, and $5,500,000 Inso Chicago charges, respectively, for purchased technology under research and development at the time of the acquisitions. The charges were not deductible for tax purposes. Excluding the charges, the Company's effective tax rate in 1996 declined to 37% compared to 38% in 1995 as a result of tax planning initiatives undertaken by the Company in late 1995 and 1996.

    Excluding the Inso Kansas City, Inso Providence, and Inso Chicago research and development charges noted above, net income and earnings per share for the years ended December 31, 1996 and 1995 would have been $17,420,000 and $1.24 per share and $11,494,000 and $0.94 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities provided cash of $19,413,000, $17,452,000, and $19,720,00 for 1997, 1996, and 1995, respectively. The increased contribution from operating activities of $1,961,000 from 1996 to 1997 was primarily due to a smaller increase in accounts receivable in 1997 as compared to 1996.

    The Company's investing activities used cash of $36,886,000, $70,265,000, and $36,611,000 in 1997, 1996, and 1995, respectively. The decrease of $33,379,000 from 1996 to 1997 was due to payments for the 1996 acquisitions of Electronic Book Technologies, Inc. and ImageMark Software Labs, Inc. for a net of $42,448,000; and a decrease in investment activity for marketable securities of $6,550,000, offset by the 1997 acquisitions of Mastersoft, Level Five Research, Inc., and Henderson Software, Inc. for a net of $8,914,000; the 1997 increased investment in capitalized product development costs of $3,490,000; an increase of $1,794,000 in property and equipment expenditures in 1997; and the 1997 payment of $950,000 to the former stockholders of ImageMark Software Labs, Inc. for exceeding certain performance measures as set forth in the stock purchase agreement.

    In connection with the Inso Providence acquisition, the Company was obligated to pay an additional $1,467,000 to the former principal stockholder of Inso Providence in 1998. The payment to the former stockholder was made in January 1998 using available cash. In addition, the Company was required to make contingent payments in the event that certain Inso Providence financial and operating goals were met. As of December 31, 1997, the Company's total remaining potential liability pertaining to the Inso Providence financial and operating goals was approximately $500,000.

    The acquisition of Inso Providence also included estimated costs for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the merger. During 1997, all material payments relating to these costs have been paid by the Company using available cash.

    In connection with the acquisitions of Mastersoft, Level Five Research, Inc., and Henderson Software, Inc. during 1997, the Company purchased certain technology under research and development valued at $6,100,000. All significant expenditures necessary to develop the research and development into commercially viable products have been incurred by the Company as of December 31, 1997.

    The Company's financing activities provided cash of $1,705,000, $49,858,000, and $40,268,000 in 1997, 1996, and 1995, respectively. In November 1996, the Company completed a public offering of 1,200,000 shares of the Company's common stock, which provided net proceeds of approximately $56,444,000. Additionally, on February 1, 1996, the Company repaid the outstanding promissory notes of $6,037,000 issued in connection with the acquisition of Inso Chicago. The Company also repaid $2,222,000 of existing indebtedness of Inso Providence assumed in the acquisition. The Company had no long-term debt as of December 31, 1997.

    In June 1997, the Company adopted a plan of restructuring aimed at a continuing focus on strategic products while reducing costs and streamlining the organization. The plan primarily affected certain Lexical and Linguistic products of the Company. As a result of the restructuring plan, the Company recorded $5,848,000 of expenses. As of December 31, 1997, the total remaining actual cash outlays to be made by the Company relating to these charges approximated $360,000. The Company believes a substantial portion of these payments will be made in 1998.

    The Company had available to it a deferred income tax benefit in the amount of $10,311,000 as of December 31, 1997, which is recorded at the net amount of $5,807,000 after deduction of a valuation allowance in the amount of $4,504,000. This benefit primarily relates to a basis difference between assets reported in the Company's financial statements and for income tax purposes, primarily tax basis intangible assets arising in connection with the formation of the Company and completion of the initial public offering discussed in Note 1 of "Notes to Consolidated Financial Statements." The tax benefit is subject to statutory realization ratably over a remaining 11-year period and, as a result, the Company's prospective cash requirement for income taxes may be reduced by approximately $700,000 per year. The amount of the tax benefit ultimately recovered is dependent upon the amount of taxable income earned by the Company both annually and over the 15-year period following the initial public offering of the Company's common stock. Therefore, there can be no assurance that all or some portion of the annual cash requirement reduction, or the full amount of the tax benefit relative to the asset basis differential, will be realized.

    The American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) in October 1997. SOP 97-2 will be effective for the Company beginning with transactions entered into on or after January 1, 1998. The Company believes SOP 97-2 will not have a material impact on the Company's financial position or results of operations.

    The Company has performed an initial assessment of the Year 2000 issues utilizing internal resources to identify potential Year 2000 issues for both its internal systems as well as the products it sells. The Company has formalized a plan and will complete appropriate corrective actions by early 1999. Based on this initial assessment, the Company believes that the Year 2000 issues should not have a material impact on its financial position or results of operations.

    As of December 31, 1997, the Company had working capital of $85,558,000. Cash, cash equivalents, and marketable securities as of December 31, 1997 totaled $80,457,000. The Company believes that current funds and funds expected to be generated from operations will be sufficient to finance the Company's operations through the foreseeable future.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

    The Company received 28% of its revenues in 1997 from Microsoft. The Company's agreement with Microsoft with respect to the licensing of the Company's Proofing Tools products expired at the end of 1997, and has not been renewed. As a result of the termination of its most significant license with Microsoft, the Company expects that revenues from Microsoft will decline substantially in 1998.

    The Company anticipates that in 1998 it will receive the majority of its revenues from direct and indirect sales efforts aimed at corporations and government agencies. The marketing and distribution of products to these markets, either by the Company or by value-added resellers or distributors, requires higher sales and marketing expenditures as a percentage of revenues than the OEM distribution channel, which is likely to have a negative impact on the Company's operating margins. The Company intends to expand this activity through greater sales efforts and the introduction of new solutions for enterprise use, which could increase the level of sales and marketing expenditures relative to revenues. The Company anticipates that a substantial and increasing portion of its future revenue will come from corporate and government sales, which is likely to result in lower operating margins in future periods.

    The Company's ability to remain competitive in the computer software industry is dependent on the services of a number of key management and technical personnel, principally software engineers. Personnel costs for technical staff represent a significant portion of the Company's operating expenses, and increased competition and related personnel cost increases for such staff could have a material adverse impact on the Company's operating results. Additionally, a shortage of engineering resources with SGML and XML talent could have a material adverse impact on the Company's operating results. During 1997, costs for software developers and personnel experienced in the software industry increased significantly, a trend which is likely to continue in 1998. This could result in reduced operating margins as a result of higher personnel costs.

    The Company has historically operated in narrow market segments that have attracted fewer substantial participants than the general market for software applications. As the Company develops solutions for license on an enterprise basis, the Company anticipates that it will experience increased competition, both as to quality and price, from substantial entities with greater resources than those of the Company.

    The Company has invested significant development resources in products utilizing standards-based publishing formats, such as HTML and XML. Should any such standard not ultimately be adopted by large numbers of customers and potential customers, it is possible that there may be a limited market for the products currently under development by the Company, which could have an adverse impact on future revenues and operating results.

    The Company has historically received a significant portion of its revenues from OEMs that integrate the Company's products with their own products and market them to end-users as a single unit. The business of the Company's OEM customers is intensely competitive, while the computer software industry has continued to consolidate. As a result, the number of potentially significant OEM customers for the Company's products has declined and there is increasing competitive pressure for the Company's existing and potential customers to reduce costs. Also, certain markets for the Company's products were particularly adversely affected by competitive pressures during 1997, a trend that is likely to continue in 1998. At the same time, the Company has achieved a high degree of market penetration in certain OEM markets for its products, making it more difficult for the Company to make new sales to OEM customers. These factors could result in decreased revenues from OEMs in future periods.

    It is possible that certain of the major operating system developers, including Microsoft, may add features and functionality to such operating systems, including future versions of Windows-Registered Trademark- 95 and Windows NT-Registered Trademark-, that may compete with the Company's products or with those of its other OEM customers. The concentration of the market for operating systems makes it difficult or impossible for the Company or its other OEM customers to compete on a price basis because purchasers of operating systems would be required to purchase products as part of the operating system that compete with those of the Company. In addition, certain OEM customers, such as Microsoft, may choose to internally develop products that compete with those of the Company in order to reduce their costs.

    The Company has experienced growth that could place a significant strain on its resources. The Company's historical and projected growth has come from a combination of growth from internally developed products and the successful acquisition and integration of businesses and assets. Changes in the market for mergers and acquisitions of software companies and information databases could make it more difficult for the Company to achieve projected or forecasted revenue or net income growth in future periods. The Company's ability to manage any future growth and integrate any newly acquired business will require it to continue to improve its operations and its financial and management information systems, and to motivate and effectively manage its employees. There is no assurance that the Company will be able to integrate and manage successfully businesses or assets that it has acquired or may acquire in the future. If the Company's management is unable to manage such growth effectively, the quality of the Company's products; its ability to identify, hire, and retain key personnel; and its results of operations could be materially adversely affected.

    The Company has increased the marketing of its products directly to customers outside the United States and has experienced an increase in revenues from foreign sources in 1997. The majority of this growth is attributable to increased sales of products to corporate and consumer customers in foreign markets. The marketing of products directly to customers outside the United States increases the risk to the Company's revenues associated with fluctuations of the U.S. dollar in relation to foreign currencies. Such fluctuations could also result in increased operating expenses associated with foreign operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements and supplementary data are included under Item 14 of this Annual Report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required to be furnished pursuant to this item is set forth under the caption "Executive Officers of the Company" in Part I hereof and under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement ("Proxy Statement"), to be furnished to stockholders in connection with the solicitation of proxies for use at the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required to be furnished pursuant to this item is set forth under the captions "Director's Compensation," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Stock Option Grants," "Aggregated Option Exercises and Year-End Option Table," "Option Repricing," and "Severance Agreements" in the Proxy Statement and is incorporated herein by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. CONSOLIDATED FINANCIAL STATEMENTS
    The consolidated financial statements listed in the accompanying index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this Annual Report.

    2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
    The consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this Annual Report.

    3. EXHIBITS
    The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report.

(b) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1997

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INSO CORPORATION
                                 ----------------
                                 REGISTRANT


Date:      March 19, 1998        /s/ STEVEN R. VANA-PAXHIA
                                 -------------------------
                                 STEVEN R. VANA-PAXHIA
                                 PRESIDENT AND CHIEF
                                 EXECUTIVE OFFICER


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:     March 19, 1998       /s/ STEVEN R. VANA-PAXHIA
                               -------------------------
                               STEVEN R. VANA-PAXHIA
                               PRESIDENT, CHIEF EXECUTIVE OFFICER, AND DIRECTOR

Date:     March 19, 1998       /s/ BETTY J. SAVAGE
                               -------------------
                               BETTY J. SAVAGE
                               VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Date:     March 19, 1998       /s/ PATRICIA A. MICHAELS
                               ------------------------
                               PATRICIA A. MICHAELS
                               ASSISTANT VICE PRESIDENT AND CORPORATE CONTROLLER
                               (CHIEF ACCOUNTING OFFICER)

Date:     March 19, 1998       /s/ JOSEPH A. BAUTE
                               -------------------
                               JOSEPH A. BAUTE, DIRECTOR

Date:     March 19, 1998       /s/ J. P. BARGER
                               ----------------
                               J. P. BARGER, DIRECTOR

Date:     March 19, 1998       /s/ SAMUEL H. FULLER
                               --------------------
                               SAMUEL H. FULLER, DIRECTOR

Date:     March 19, 1998       /s/ JOHN GUTTAG
                               ---------------
                               JOHN GUTTAG, DIRECTOR

Date:     March 19, 1998       /s/ STEPHEN O. JAEGER
                               ---------------------
                               STEPHEN O. JAEGER, DIRECTOR

Date:     March 19, 1998       /s/ JOANNA T. LAU
                               -----------------
                               JOANNA T. LAU, DIRECTOR

Date:     March 19, 1998       /s/ RAY SHEPARD
                               ---------------
                               RAY SHEPARD, DIRECTOR

Date:     March 19, 1998       /s/ RAY STATA
                               -------------
                               RAY STATA, DIRECTOR

Date:     March 19, 1998       /s/ WILLIAM J. WISNESKI
                               -----------------------
                               WILLIAM J. WISNESKI, DIRECTOR


ITEM 14(a). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
            SCHEDULE

                                                                                                               PAGE
                                                                                                            -----------
Report of Independent Auditors............................................................................
Consolidated Balance Sheets at December 31, 1997 and 1996.................................................
Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995...............
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995...............
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995.....
Notes to Consolidated Financial Statements................................................................
Supplementary information:
        Unaudited Quarterly Operating Results.............................................................
Schedule for the years ended December 31, 1997, 1996, and 1995:
        Schedule II--Valuation and Qualifying Accounts....................................................

    All other schedules have been omitted since the required information is not present, or the amounts are not sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Inso Corporation

    We have audited the accompanying consolidated balance sheets of Inso Corporation as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inso Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      /s/ ERNST & YOUNG LLP
                                                      ---------------------
                                                          ERNST & YOUNG LLP



Boston, Massachusetts
January 30, 1998, except for Note 13, as to which the date is March 12, 1998

Inso Corporation CONSOLIDATED BALANCE SHEETS December 31, 1997 and 1996

                                                                                                       DECEMBER 31
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                                                                               1997        1996
                                                                                            ----------  ----------
ASSETS
Current assets:
    Cash and cash equivalents.............................................................  $   18,512  $   34,280
    Marketable securities.................................................................      61,945      46,946
    Accounts receivable, net of allowances of $2,111 in 1997 and $1,352 in 1996...........      25,889      21,144
    Income taxes receivable...............................................................          --       1,970
    Other current assets..................................................................       1,817       1,313
                                                                                            ----------  ----------
    Total current assets..................................................................     108,163     105,653

Property and equipment, net...............................................................       7,073       5,303
Product development costs, net of accumulated amortization of $14,651 in 1997 and $9,418
in 1996...................................................................................       9,015       7,168
Intangible assets, net of accumulated amortization of $6,236 in 1997 and $3,246 in 1996...       4,714       9,654
Other assets, net.........................................................................       3,201       3,564
Deferred income tax benefit, net..........................................................       5,917       4,930
                                                                                            ----------  ----------
Total Assets..............................................................................  $  138,083  $  136,272
                                                                                            ----------  ----------
                                                                                            ----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable......................................................................  $      924  $    1,877
    Accrued liabilities...................................................................       2,975       2,379
    Accrued salaries, commissions, and bonuses............................................       5,478       4,085
    Acquisition related liabilities.......................................................       1,482       1,995
    Unearned revenue......................................................................       3,522       2,431
    Royalties payable.....................................................................       1,266       1,916
    Due to Houghton Mifflin Company.......................................................         396         749
    Current income taxes payable..........................................................         575          --
    Deferred income taxes.................................................................       5,987       5,960
                                                                                            ----------  ----------
    Total current liabilities.............................................................      22,605      21,392

Long-term acquisition related liabilities.................................................          --       1,467

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
    Common stock, $.01 par value; 50,000,000 shares authorized; 14,645,611 and
     14,293,249 shares issued in 1997 and 1996, respectively..............................         146         143
    Capital in excess of par value........................................................     128,187     123,472
    Accumulated deficit...................................................................     (10,063)     (9,623)
                                                                                            ----------  ----------
                                                                                               118,270     113,992
    Unamortized value of restricted shares................................................        (240)       (521)
    Notes Receivable from Stock Purchase Agreements.......................................      (2,494)         --
    Treasury stock, at cost, 5,075 shares in 1997 and 1996................................         (58)        (58)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     115,478     113,413
                                                                                            ----------  ----------
Total Liabilities and Stockholders' Equity................................................  $  138,083  $  136,272
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Inso Corporation CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 1997, 1996, and 1995

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                    1997        1996       1995
                                                                                  ---------  ----------  ---------
Net revenues....................................................................  $  81,869  $   70,534  $  43,387
Cost of revenues................................................................      7,950       8,309      5,792
                                                                                  ---------  ----------  ---------
    Gross profit................................................................     73,919      62,225     37,595
Operating expenses:
    Sales and marketing.........................................................     25,409      11,924      5,253
    Product development.........................................................     22,660      16,219      8,806
    General and administrative..................................................     15,774       9,459      6,458
    Restructuring expenses......................................................      5,848          --         --
    Purchased in-process research and development...............................      6,100      38,700      5,500
                                                                                  ---------  ----------  ---------
    Total operating expenses....................................................     75,791      76,302     26,017
                                                                                  ---------  ----------  ---------
Operating (loss) income.........................................................     (1,872)    (14,077)    11,578
Net investment income...........................................................      4,376       3,004      1,468
                                                                                  ---------  ----------  ---------
Income (loss) before provision for income taxes.................................      2,504     (11,073)    13,046
Provision for income taxes......................................................      2,944      10,207      7,052
                                                                                  ---------  ----------  ---------
Net (loss) income...............................................................  ($    440) ($  21,280) $   5,994
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------
(Loss) earnings per common share................................................  ($   0.03) ($    1.61) $    0.49
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------
(Loss) earnings per common share--assuming dilution.............................  ($   0.03) ($    1.61) $    0.49
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Inso Corporation CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 1997, 1996, and 1995

(In thousands of dollars)                                                            1997        1996       1995

---------------------------------------------------------------------------------  ---------  ----------  ---------
Cash flows from (used in) operating activities:
    Net (loss) income............................................................  ($    440) ($  21,280) $   5,994
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation.............................................................      3,664       2,064      1,059
        Amortization.............................................................      4,851       4,768      2,980
        Deferred income taxes....................................................        108       4,547      1,473
        Restructuring expenses...................................................      5,045          --         --
        Purchased in-process research and development............................      6,100      38,700      5,500
                                                                                   ---------  ----------  ---------
                                                                                      19,328      28,799     17,006
    Changes in operating assets and liabilities:
        Accounts receivable......................................................     (2,796)    (12,566)       189
        Accounts payable and accrued liabilities.................................      1,071         (42)     1,861
        Current income taxes.....................................................      2,945       1,739        695
        Royalties payable........................................................       (595)        463        266
        Due to Houghton Mifflin Company..........................................       (283)        435       (589)
        Other assets and liabilities.............................................       (257)     (1,376)       292
                                                                                   ---------  ----------  ---------
        Net cash provided by operating activities................................     19,413      17,452     19,720
Cash flows from (used in) investing activities:
    Property and equipment expenditures..........................................     (5,187)     (3,393)    (2,211)
    Capitalized product development costs........................................     (6,355)     (2,865)    (1,364)
    Acquisitions, net of cash acquired and issuance of promissory notes..........    (10,345)    (42,448)    (4,184)
    Purchase of rights of Information Please-Registered Trademark- Almanacs......         --         (10)    (3,455)
    Net change in marketable securities..........................................    (14,999)    (21,549)   (25,397)
                                                                                   ---------  ----------  ---------
    Net cash used in investing activities........................................    (36,886)    (70,265)   (36,611)
Cash flows from (used in) financing activities:
    Net proceeds from issuance of common stock...................................      1,705      58,124     40,628
    Purchases of treasury stock..................................................         --          (7)       (30)
    Repayment of promissory notes................................................         --      (6,037)      (330)
    Repayment of Electronic Book Technologies debt...............................         --      (2,222)        --
                                                                                   ---------  ----------  ---------
        Net cash provided by financing activities................................      1,705      49,858     40,268
                                                                                   ---------  ----------  ---------
Net increase (decrease) in cash and cash equivalents.............................    (15,768)     (2,955)    23,377
Cash and cash equivalents at beginning of the period.............................     34,280      37,235     13,858
                                                                                   ---------  ----------  ---------
Cash and cash equivalents at end of the period...................................  $  18,512  $   34,280  $  37,235
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------
Supplementary information:
    Issuance of Notes Receivable from Stock Purchase Agreements..................  $   2,494          --         --
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------
    Investment in Information Please LLC.........................................  $   2,620          --         --
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------
    Income taxes paid............................................................  $   3,290  $    4,081  $   5,017
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Inso Corporation CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 1997, 1996, and 1995

                                                     COMMON STOCK                                                      NOTES
                                                 ---------------------                 (ACCUMULATED   UNAMORTIZED    RECEIVABLE
                                                                AMOUNT     CAPITAL IN     DEFICIT)      VALUE OF     FROM STOCK
                                                                 $.01      EXCESS OF      RETAINED     RESTRICTED     PURCHASE
                                                  SHARES      PAR VALUE    PAR VALUE      EARNINGS       SHARES      AGREEMENTS
                                                 ---------    ---------    ----------  ------------   -----------    ----------
-----------------------------------
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

Balance at December 31, 1994................     5,814,211    $      58     $ 22,420   $    5,663      ($   506)    $      0
Issuance of shares pursuant to Employee
  Stock Purchase Plan and Benefit Plan......        18,414                       501
Net proceeds from public offering...........       600,000            6       39,286
Stock options exercised.....................        45,875            1        1,011
Issuance of restricted shares...............        10,500                       336                       (336)
Other issuances and repurchases.............         3,500                       119
Two-for-one stock split.....................     6,473,200           65          (65)
Amortization of restricted shares...........                                                                173
Tax benefit of stock option exercises.......                                     488
Net income..................................                                                5,994
                                                ----------    ---------     --------    -----------    ---------    --------

Balance at December 31, 1995................    12,965,700    $     130     $ 64,096     $ 11,657       ($  669)     $     0

Issuance of shares pursuant to Employee
  Stock Purchase Plan.......................        21,399                       658
Net proceeds from public offering...........     1,200,000           12       56,432
Stock options exercised.....................        98,950            1        1,021
Issuance of restricted shares...............         1,200                        48                        (48)
Other issuances and repurchases.............         6,000                       223
Amortization of restricted shares...........                                                                196
Tax benefit of stock option exercises.......                                     994
Net loss....................................                                               (21,280)
                                                ----------    ---------     --------    -----------    ---------    --------
Balance at December 31, 1996................    14,293,249    $     143     $123,472    ($   9,623)    ($    521)   $      0
Issuance of shares pursuant to Employee
  Stock Purchase Plan.......................        43,912                       998
Notes Receivable from Stock Purchase
  Agreements................................       243,291            2        2,492                                  (2,494)
Stock options exercised.....................        62,500            1          713
Cancellation of restricted shares...........        (5,341)                      (87)                         87
Other issuances and repurchases.............        8,000                        199
Amortization of restricted shares...........                                                                 194
Tax benefit of stock option exercises.......                                     400
Net loss....................................                                                  (440)
                                                ----------    ---------     --------    -----------    ---------    --------
Balance at December 31, 1997................    14,645,611    $     146   $  128,187    ($  10,063)    ($    240)  ($  2,494)
                                                ----------    ---------     --------    -----------    ---------    --------
                                                ----------    ---------     --------    -----------    ---------    --------



                                                        TREASURY STOCK
                                                 ------------------------------
                                                  SHARES      AMOUNT     TOTAL
                                                 ----------  ---------  -------
--------------------------------------------

(IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at December 31, 1994................        850       ($   21)  $ 27,614
Issuance of shares pursuant to Employee
  Stock Purchase Plan and Benefit Plan......                                 501
Net proceeds from public offering...........                              39,292
Stock options exercised.....................                               1,012
Issuance of restricted shares...............                                   0
Other issuances and repurchases.............      4,125           (30)        89
Two-for-one stock split.....................                                   0
Amortization of restricted shares...........                                 173
Tax benefit of stock option exercises.......                                 488
Net income..................................                               5,994
                                               --------       --------   --------
Balance at December 31, 1995................      4,975       ($   51)  $ 75,163

Issuance of shares pursuant to Employee
  Stock Purchase Plan.......................                                 658
Net proceeds from public offering...........                              56,444
Stock options exercised.....................                               1,022
Issuance of restricted shares...............                                   0
Other issuances and repurchases.............        100            (7)       216
Amortization of restricted shares...........                                 196
Tax benefit of stock option exercises.......                                 994
Net loss....................................                             (21,280)
                                               --------       --------   --------
Balance at December 31, 1996................      5,075      ($    58)  $113,413
Issuance of shares pursuant to Employee
  Stock Purchase Plan.......................                                 998
Notes Receivable from Stock Purchase
  Agreements................................                                   0
Stock options exercised.....................                                 714
Cancellation of restricted shares...........                                   0
Other issuances and repurchases.............                                 199
Amortization of restricted shares...........                                 194
Tax benefit of stock option exercises.......                                 400
Net loss....................................                                (440)
                                               --------       --------   --------
Balance at December 31, 1997................      5,075      ($    58)  $115,478
                                               --------       --------   --------
                                               --------       --------   --------

-------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

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


NATURE OF OPERATIONS

    The Company is a supplier of software solutions for sharing and publishing electronic information. The Company provides software solutions for the distribution of all forms of electronic information, from simple memos to complex technical manuals, in environments ranging from desktop computers to the Internet. Through enterprise license agreements, integration in popular software products, and bundling agreements, the Company's products enable corporate and commercial publishers to effectively convert, manage, and distribute electronic content; enable users to filter, view, copy, print, and publish electronic information; and help people enhance the quality of their written communications. The Company markets certain of its products worldwide to original equipment manufacturers (OEMs) of computer hardware, software, and consumer electronics products. The Company also markets software applications and systems to major corporations, government agencies, and other end-users. These operations are reported as one business segment.


PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in less than 20% owned affiliates are accounted for on the cost method.


REVENUE RECOGNITION

    The Company derives its revenues from royalties, including initial nonrefundable royalties from license arrangements with OEMs, one-time and annual licenses, software maintenance fees from site-license agreements with corporate and government customers, and from one-time fees for direct licenses to consumers. Royalty revenues are earned in one of the following ways: as a percentage of net revenues from product unit sales by licensees that incorporate the Company's products, as a fixed per-unit royalty, or as a regular periodic fee based on estimated shipments or usage over time.

    The Company accounts for revenues in accordance with Statement of Position 91-1, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. Specifically, royalty revenues are generally recognized in the Company's financial statements in the quarter in which amounts due to the Company have been determined. In the event that further substantial support or performance obligations exist, revenues are recognized when such obligations are met. Revenues from initial nonrefundable royalty arrangements are recognized at the time of product acceptance by the licensee if no significant obligation relating to the underlying contract remains to be completed. Nonrefundable royalty amounts payable to the Company according to specified payment dates are recorded as receivables. Revenues from corporate and government site-licenses and annual distribution licenses are recognized at the time of the delivery to the customer. Revenues from product sales are recognized upon shipment. Revenues for maintenance agreements are recognized as income over the term of the agreement using the straight-line method.

    The American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) in October 1997. SOP 97-2 will be effective for the Company beginning with transactions entered into on or after January 1, 1998. The Company believes SOP 97-2 will not have a material impact on the Company's financial position or results of operations.


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


FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's cash equivalents, marketable securities, and accounts receivables are carried at cost, which approximates fair value.

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

    Amortization of $5,259,000, $2,643,000, and $1,308,000 for the years ended 1997, 1996, and 1995, respectively, is included as a component of cost of revenues.


ROYALTY ADVANCES

    Royalty advances, included in other assets, which pertain to payments by the Company for the license of technology and/or content used in its products, are stated at cost less royalty amounts expensed based on revenues recognized over the life of the related agreement.


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


CONCENTRATION OF CREDIT RISK

    In 1997, 1996, and 1995, Microsoft Corporation accounted for 28%, 35%, and 52% of revenues, respectively. The Company's 1995 revenues from Microsoft include $1,500,000 of revenue earned from royalty audits. The economic terms of the Company's agreement with Microsoft, which was amended in 1995, with respect to the Company's Proofing Tools products expired at the end of 1997. The Company anticipates that the revenues received from Microsoft will decline substantially in 1998.

    The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; to date, losses have not been material to the Company's financial position or results of operations.

    The Company licenses its products primarily to customers in North America. Sales to foreign customers accounted for $17,079,000, $15,315,000, and $5,673,000 for the years ended December 31, 1997, 1996, and 1995, respectively. International sales to Canada were 3%, 11%, and 4% in 1997, 1996, and 1995, respectively. No other foreign country accounted for more than 10% of total sales in any period. Substantially all export sales have been consummated by the Company's United States operation.


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


EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. (See Note 9.)


RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS
129). SFAS 129 consolidates the existing guidance relating to an entity's capital structure. The Company will make all disclosures required by SFAS 129 beginning in fiscal year 1998.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will make all disclosures required by SFAS 130 beginning in fiscal year 1998.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 changes the current practice under Statement of Financial Accounting Standards No. 14 by establishing a new frame work on which to base segment reporting. SFAS 131 is effective for the Company beginning in fiscal year 1998. The Company is assessing the disclosure impact of SFAS 131.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1997 presentation.


NOTE 2. INVESTMENTS

    The Company's available-for-sale investments are carried at cost, which approximates fair value, and included in cash equivalents and marketable securities are as follows:

                                                             DECEMBER 31
(IN THOUSANDS OF DOLLARS)
                                                   1997             1996
----------------------------------------------  --------          -------
Commercial paper..............................   $11,877          $20,000
Corporate notes...............................    36,906           37,273
Money market funds............................       432            4,855
United States agency bonds....................     9,727            6,989
Asset-backed securities.......................    16,951            9,957
                                                --------          -------
Total.........................................   $75,893          $79,074
                                                --------          -------
                                                --------          -------

-------------------------------------------------------------------------------
    Interest on securities classified as available-for-sale of $4,280,000, $2,887,000, and $1,208,000 is included in net investment income in 1997, 1996, and 1995, respectively. Dividend income, included in net investment income, for securities classified as available-for-sale was $22,000 and $269,000 in 1996 and 1995, respectively.

    During the years ended December 31, 1997 and 1996, available-for-sale securities with values of $34,343,000 and $48,813,000, respectively, were sold. The gross realized gains and losses on those sales were immaterial to the Company's financial statements. During the years ended December 31, 1997 and 1996, purchases of available-for-sale securities were $313,661,000 and $249,221,000, respectively. Maturities of available-for-sale securities were $277,725,000 and $186,525,000 for the years ended December 31, 1997 and 1996, respectively.

    The Company's available-for-sale securities have the following maturities:

                                                             DECEMBER 31
(IN THOUSANDS OF DOLLARS)
                                                   1997             1996
----------------------------------------------  --------         --------
Due in one year or less.......................  $ 60,279         $ 55,461
Due within two years..........................    15,614           23,613
                                                --------          -------
Total.........................................  $ 75,893         $ 79,074
                                                --------          -------
                                                --------          -------

-------------------------------------------------------------------------------

NOTE 3. PROPERTY AND EQUIPMENT

        Property and equipment at December 31 are summarized as follows:

(IN THOUSANDS OF DOLLARS)
                                                   1997             1996
----------------------------------------------  --------         --------
Leasehold improvements........................  $     950        $    767
Computer equipment and software...............     14,030          10,294
Furniture and fixtures........................      2,722           1,153
                                                ---------       ---------
                                                   17,702          12,214

Less accumulated amortization and
   depreciation...............................    (10,629)         (6,911)
                                                ---------       ---------
                                                $   7,073       $   5,303
                                                ---------       ---------
                                                ---------       ---------

-------------------------------------------------------------------------------

NOTE 4. ACQUISITIONS


HENDERSON SOFTWARE, INC.

    On November 24, 1997, the Company acquired all of the outstanding stock of privately held Henderson Software, Inc. for $750,000 using available cash. Henderson Software is a provider of Computer Graphics Metafile viewing and filtering solutions. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended December 31, 1997 of $700,000, or $0.05 per share.


INFORMATION PLEASE LLC

    On July 5, 1995, the Company acquired all rights to the Information Please names, trademarks, copyrights, and related assets from Houghton Mifflin Company for approximately $3,600,000. Approximately $3,300,000 of the total acquisition price was allocated to the aforementioned publishing rights and are being amortized on a straight-line basis over an estimated useful life of 15 years as determined by the revenue history of the Information Please Almanacs.

    On April 23, 1997, the Company entered into an agreement for the further development and marketing of the Information Please Almanac Product line, with Information Please LLC (the "Partnership"). The Company transferred ownership of the Information Please brand and the intellectual properties that compose the almanac product line to the Partnership. In addition, some of the Company's technical and editorial staff members became employees of the Partnership. The Company retained a 19.8% ownership position in the new venture. The Company accounts for its investment in Information Please LLC under the cost method. There was no gain or loss recognized by the Company on the transfer of the assets to the Partnership. As of December 31, 1997, the Company's investment in Information Please LLC approximated $2,600,000 and is included in other assets on the accompanying balance sheet.


ACQUISITION OF LEVEL FIVE RESEARCH, INC.

    On April 22, 1997, the Company acquired all of the outstanding capital stock of privately held Level Five Research, Inc. from Information Builders, Inc. for $5,000,000 using available cash. The Company also caused, at the time of acquisition, Level Five Research, Inc. to enter into noncompetition agreements with key executives and made aggregate payments of $300,000 in cash under those agreements. Level Five Research, Inc., now Inso Florida Corporation, is a developer of software and systems that apply intelligent technologies to data access management. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended June 30, 1997 of $3,600,000, or $0.25 per share. Intangible assets of approximately $825,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of five years. Amounts capitalized in connection with the noncompetition agreements are being amortized on a straight-line basis over three years.


ACQUISITION OF MASTERSOFT

    On February 6, 1997, the Company acquired the intellectual property and certain other assets of Adobe Systems, Inc.'s document access and conversion business, formerly known as Mastersoft, for $2,965,000 using available cash. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1997, of $1,800,000, or $0.13 per share. Intangible assets of approximately $258,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of five years.


ELECTRONIC BOOK TECHNOLOGIES, INC.

    On July 16, 1996, the Company acquired all of the outstanding capital stock of privately held Electronic Book Technologies, Inc. ("EBT"), now Inso Providence Corporation ("Inso Providence"). In connection with the acquisition, the Company paid approximately $27,800,000 in July 1996. In addition, $10,600,000 was paid in October 1996 in connection with the purchase of shares of EBT stock issued upon the exercise of EBT stock options that survived the closing. All payments related to the EBT acquisition were made from the Company's available cash.

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

    In connection with the Inso Providence acquisition, the Company is obligated to pay an additional $1,467,000 to the former principal stockholder of EBT in January, 1998. The acquisition also required, in the event that certain Inso Providence financial and operating goals were met, the Company to make contingent payments up to an additional $5,300,000. As of December 31, 1997, the Company's total remaining potential liability with respect to the contingent payments for Inso Providence financial and operating goals approximated $500,000.

    The Inso Providence acquisition also included estimated costs of approximately $2,200,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities. Charges against the accrual in 1997 and 1996 were $1,200,000 and $600,000, respectively, and consisted of the following: $573,000 of professional fees consisting principally of appraisal, legal, and accounting fees; $637,000 of employee severance for elimination of duplicate functions and closure of duplicate and excess operations; $505,000 of lease and other facility costs for closed operations; and $85,000 of other out-of-pocket expenses related to the acquisition. Employee terminations were essentially in the areas of sales, marketing, and product development. During 1997, the Company reevaluated the estimate of costs relating to the elimination of excess and duplicative activities and reduced the related accrual and goodwill by approximately $400,000. As of December 31, 1997, all payments relating to the exit costs had been made by the Company.

IMAGEMARK SOFTWARE LABS, INC.

    On January 9, 1996, the Company acquired all of the outstanding stock of privately held ImageMark Software Labs, Inc., now Inso Kansas City Corporation ("Inso Kansas City"), for a purchase price of $5,500,000. The purchase price was paid from available cash. The Company also caused, at the time of acquisition, Inso Kansas City to enter into employment and noncompetition agreements with two key executives and made aggregate payments of $1,000,000 under those agreements. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1996, of $4,400,000, or $0.34 per share. Intangible assets of approximately $351,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of seven years. Amounts capitalized in connection with the employment and noncompetition agreements are being amortized on a straight-line basis over three years.

    In August, 1996, Inso Kansas City exceeded certain performance measures as set forth in the stock purchase agreement. As a result, during 1997 the Company paid an additional $950,000 to the former stockholders of Inso Kansas City. The additional consideration is being amortized on a straight-line basis over the remaining useful life of intangible assets.

    Unaudited pro forma revenue, net loss, and loss per share shown below for the years ended December 31, 1997 assumes the acquisition of Henderson Software, Inc., Level Five Research, Inc., and Mastersoft occurred on January 1, 1997. Unaudited pro forma revenue, net loss, and loss per share for the year ended December 31, 1996 assumes the acquisitions of Electronic Book Technologies, Inc., Henderson Software, Inc., Level Five Research, Inc., and Mastersoft occurred on January 1, 1996. Therefore, the 1996 amounts presented below include the write-off of certain purchased technology under research and development of $700,000 relating to Henderson Software, Inc., $3,600,000 relating to Level Five Research, Inc., and $1,800,000 relating to Mastersoft.


                                                       YEARS ENDED DECEMBER 31
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                 (UNAUDITED)
                                                         1997           1996
-------------------------------------------------    ----------    -----------
Revenue......................................        $  82,769     $   80,558
Net loss.....................................        ($    786)    ($  31,667)
Loss per share...............................        ($   0.05)    ($    2.40)

-------------------------------------------------------------------------------


SYSTEMS COMPATIBILITY CORPORATION

    On April 1, 1995, the Company acquired all of the outstanding capital stock of privately held Systems Compatibility Corporation ("SCC"), now Inso Chicago, for a purchase price of $12,367,500. The purchase was paid in the form of $6,000,000 in cash and $6,367,500 in promissory notes with a final payment due on February 1, 1996. The notes were supported by outstanding letters of credit. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended June 30, 1995, of $5,500,000, or $0.47 per share. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. Intangible assets of $3,842,000 were recorded as part of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of seven years.

    In connection with the acquisitions, the Company engaged an independent appraiser to estimate the fair market value of the assets acquired, to serve as a basis for the allocation of the purchase price.

NOTE 5. INCOME TAXES


        The provision for income taxes comprised the following:

                                                     YEARS ENDED DECEMBER 31
(IN THOUSANDS OF DOLLARS)
                                                  1997      1996       1995
-------------------------------------------------------------------------------
Current:
   Federal................................... $  1,206  $   4,918  $   4,239
   Foreign...................................      263        165        230
   State.....................................      274        540      1,108
                                              --------  ---------  ---------
   Total current.............................    1,743      5,623      5,577

Deferred:
   Federal...................................    1,167      4,360      1,320
   State.....................................       34        224        155
                                              --------  ---------  ---------
   Total deferred............................    1,201      4,584      1,475
                                              --------  ---------  ---------
                                              $  2,944  $  10,207  $   7,052
                                              --------  ---------  ---------
                                              --------  ---------  ---------

-------------------------------------------------------------------------------

    A reconciliation of income tax expense to the statutory federal income tax rate was as follows:

                                                                                          YEARS ENDED DECEMBER 31
                                                                                      -------------------------------
(IN THOUSANDS OF DOLLARS)                                                               1997       1996       1995
------------------------------------------------------------------------------------  ---------  ---------  ---------
Federal statutory rate..............................................................  $     851  ($  3,876) $   4,566
State income taxes, net of federal effect...........................................        103        497        775
Change in valuation allowance.......................................................       (340)      (340)      (328)
Purchased in-process research and development.......................................                13,545      1,925
Income tax accruals.................................................................      1,575                   240
Amortization of acquired intangible assets..........................................        696        564        264
Research and development credit.....................................................                  (187)      (294)
Other...............................................................................         59          4        (96)
                                                                                      ---------  ---------  ---------
Total...............................................................................  $   2,944  $  10,207  $   7,052
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
---------------------------------------------------------------------------------------------------------------------

    Significant components of the Company's net deferred income tax assets/(liabilities) were as follows:

                                                                                           YEARS ENDED DECEMBER 31
                                                                                       -------------------------------
(IN THOUSANDS OF DOLLARS)                                                                1997       1996       1995
-----------------------------------------------------------------------------------    ---------  ---------  ---------
Net deferred tax assets:
  Intangible assets..................................................................  $  10,311  $   8,746  $   9,456
  Valuation allowance................................................................     (4,504)    (4,866)    (4,808)
  Capitalized development costs......................................................     (1,965)      (907)      (860)
  Deferred state taxes...............................................................      1,171      1,310
  Compensation expense...............................................................        767        361
  Other..............................................................................        137        286         59
                                                                                       ---------  ---------  ---------
                                                                                           5,917      4,930      3,847
Net deferred tax liabilities:
  Deferred income....................................................................      7,389      8,371      2,883
  Compensation expense...............................................................     (1,248)    (1,339)
  Accrued liabilities not currently deductible for tax...............................         15       (927)
  Other..............................................................................       (169)      (145)      (466)
                                                                                       ---------  ---------  ---------
                                                                                           5,987      5,960      2,417
                                                                                       ---------  ---------  ---------
Net deferred income tax assets/(liabilities).......................................    ($     70) ($  1,030) $   1,430
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
----------------------------------------------------------------------------------------------------------------------


    The deferred income tax asset included on the accompanying consolidated balance sheet relates to a tax basis difference between assets for financial reporting and for income tax purposes. The deferred tax asset primarily includes the tax basis intangible assets arising in connection with the formation of the Company, the completion of the initial public offering, and certain of the Company's acquisitions. The valuation allowance of $4,504,000 (which includes net operating losses and other deductions subject to limitations in future years) and $4,866,000 at December 31, 1997 and 1996, respectively, was determined after evaluating the Company's historical operating results and anticipated performance over its normal planning horizon. The Company periodically evaluates the valuation allowance and makes adjustments to the extent that actual and anticipated operating results vary from those initially estimated at the time the valuation allowance was established. The tax benefit associated with the intangible assets is subject to statutory realization ratably over a 15-year period in total if the Company achieves certain levels of taxable income.

    The Company has available net operating loss carryforwards and other tax credits totaling approximately $5,700,000, which expire in the years 2008 to 2012.

NOTE 6. TRANSACTIONS WITH HOUGHTON MIFFLIN

    The Company and Houghton Mifflin have various license agreements (the "License Agreements") for the purpose of licensing certain database content from published reference products of Houghton Mifflin's Trade and Reference Division for use in certain of the Company's products. Included in the Company's cost of revenues for the years ended December 31, 1997, 1996, and 1995, were royalties to Houghton Mifflin for the licensing of this database content amounting to $1,234,000, $1,189,000, and $700,000, respectively. The terms of the License Agreements are substantially the same as those in effect while the Company operated as a division of Houghton Mifflin, except that the minimum royalty for certain licenses of reference work content has been increased to 15% from 10% only with respect to new OEM licenses entered into after January 1, 1994.

    During 1996 and 1995, the book rights for the series of Information Please Almanacs were licensed back to Houghton Mifflin. (See Note 4.) In connection with the book right licensing arrangement, the Company recognized approximately $700,000 and $1,000,000 in 1996 and 1995, respectively, for initial guaranteed royalties. At December 31, 1996, $575,000 was included in accounts receivable on the accompanying balance sheet for unpaid amounts in connection with the book right licensing arrangement.

    Prior to the completion of the initial public offering described in Note 1, Houghton Mifflin provided various administrative services to the Company, including, but not limited to, payroll, data processing, tax, legal, treasury, human resources, employee benefits administration, financial and accounting, executive services, and insurance administration. Effective upon the completion of the initial public offering described in Note 1, the Company and Houghton Mifflin entered into an Administration and Services Agreement ("Services Agreement") under which Houghton Mifflin provided directly some of the general services discussed above to the Company. The term of the Services Agreement extended through December 31, 1995. The fees charged for general services under the Services Agreement, which are believed by the Company to approximate amounts between unrelated parties, totaled $131,000 for 1995.

    Until May 1995, the Company's corporate offices occupied approximately 27,000 square feet in the Houghton Mifflin headquarters location in Boston, Massachusetts. The Company and Houghton Mifflin entered into a Use and Occupancy Agreement, which provided that the Company had the right to occupy that space through December 31, 1995. The Company's rent and related costs under the agreement were consistent with past practice in that the Company's costs were based upon a pro-rata share of the total Houghton Mifflin headquarters space occupied and related services used by the Company. The amounts incurred under this agreement for 1995 totaled $219,000.

NOTE 7. RESTRUCTURING EXPENSES

    In June 1997, the Company adopted a plan of restructuring aimed at a continuing focus on strategic products while reducing costs and streamlining the organization. The plan primarily affected certain Lexical and Linguistic products of the Company. As a result of the restructuring plan, the Company recorded $5,848,000 of expenses. The charge included $320,000 of severance for 17 employees in development; $315,000 of estimated lease obligations, net of estimated sublease income, for the impact of affected leases; $3,353,000 for the write-off of capitalized software and other assets; and $1,860,000 for the write-off of prepaid royalties. As of December 31, 1997, the Company's remaining liabilities with respect to the restructuring charges approximated $360,000. The Company expects a substantial portion of these amounts will be paid in 1998.

NOTE 8. COMMON STOCK

    On July 11, 1997, the Board of Directors adopted a Shareholders' Rights Plan and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on July 24, 1997 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, $0.01 par value per share (the "Preferred Stock"), at a purchase price of $145 in cash per Unit (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of July 11, 1997 (the "Rights Agreement") between the Company and State Street Bank & Trust Company, as Rights Agent. The Rights will become exercisable after a person or group has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding common stock, or following the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the shares of common stock (except for Houghton Mifflin Company's common stock ownership as of the Record
Date). Generally, if any person becomes the beneficial owner of 20% or more of the shares of Common Stock of the Company, except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside Board members, each Right not owned by the 20% or more stockholder will enable its holder to purchase that number of shares of the Company's Common Stock, in lieu of preferred stock, which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurrence of the event. In addition, if the Company is involved in a merger or other business combination transaction with another person or group in which it is not the surviving corporation or in connection with which its Common Stock is changed or converted, or it sells or transfers 50% or more of it assets or earning power to another person, each Right that has not previously been exercised will entitle its holder to purchase that number of shares of Common Stock of such other person which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurrence of the event. In general, the Company may redeem the Rights in whole at a price of $0.01 per Right at any time prior to the tenth day after a person or group acquires 20% or more of the outstanding common stock. The Rights will expire in July, 2007.

    On November 5, 1996, the Company completed a public offering of 1,200,000 shares of the Company's common stock, which provided the Company with net proceeds of approximately $56,444,000.

    On August 2, 1995, the Company completed a public offering of 1,200,000 shares of the Company's common stock, which provided the Company with net proceeds of approximately $39,300,000.

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

NOTE 9. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share.

                                                                                         YEARS ENDED DECEMBER 31
                                                                                     --------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                                1997        1996       1995
-----------------------------------------------------------------------------------  ---------  ----------  ---------
Numerator:
  Numerator for basic and diluted earnings per share:
  Net (loss) income................................................................  ($    440) ($  21,280) $   5,994

Denominator:
  Denominator for basic earnings per share-weighted average shares.................     14,362      13,214     12,161
  Effect of dilutive securities:
  Employee stock options...........................................................                                67
                                                                                     ---------  ----------  ---------
  Denominator for diluted earnings per share-adjusted weighted-average shares......     14,362      13,214     12,228

Basic (loss) earnings per share....................................................  ($   0.03) ($    1.61) $    0.49
                                                                                     ---------  ----------  ---------
                                                                                     ---------  ----------  ---------
(Loss) earnings per share--assuming dilution.......................................  ($   0.03) ($    1.61) $    0.49
                                                                                     ---------  ----------  ---------
                                                                                     ---------  ----------  ---------
---------------------------------------------------------------------------------------------------------------------


    Options to purchase 3,873,666 and 4,025,964 shares of common stock were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Options to purchase 90,000 shares of common stock were outstanding during 1995 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the shares of common stock and therefore the effect would be antidilutive.

NOTE 10. STOCK COMPENSATION PLANS

STOCK INCENTIVE PLANS

    The Company has reserved 3,000,000 shares for issuance under the 1993 Stock Incentive Plan ("1993 Plan") and 2,000,000 shares for issuance under the 1996 Stock Incentive Plan ("1996 Plan"). The 1993 Plan and the 1996 Plan ("the Plans") provide for the issuance of incentive stock options, non-qualified stock options, unrestricted stock, restricted stock, and performance share awards. Under the Plans, both incentive options and non-qualified options may be granted to employees and consultants. The option exercise price shall not be less than 100% of the fair market value of the shares on date of grant in the case of incentive options and not less than 85% of the fair market value of the shares on the date of grant in the case of non-qualified options. The Plans also provide for the grant of performance share awards to employees entitling the recipient to receive shares of common stock based upon achievement of individual or Company performance goals. The term of each option and the vesting periods for options and stock awards is fixed by the Compensation Committee of the Company's Board of Directors. The term for incentive stock option grants may not exceed 10 years from the date of grant. Options granted to purchase common stock and restricted stock awarded under the Plans become fully vested and exercisable in full upon a change in control, whether or not vested or exercisable in accordance with their terms.

    The Company's 1996 Non-employee Director Plan ("Director Plan") provides for the automatic grant of non-qualified stock options and unrestricted stock to members of the Board of Directors who are not employees of the Company. The Company has reserved 250,000 shares for issuance under the Director Plan. The Director Plan provides for an initial grant of options to each Non-employee Director to purchase 20,000 shares of Common Stock at the fair market value on the date that such Non-employee Director first becomes a director of the Company; an annual grant of a non-qualified stock option to purchase 5,000 shares of Common Stock at the fair market value on the date of the Corporation's annual meeting; and an award of 1,000 shares of the Company's unrestricted stock on January 27 of each year. The term for the option grants may not exceed 10 years from the date of grant. Options granted to purchase common stock and restricted stock awarded under the Director Plan become fully vested and exercisable in full upon a change in control, whether or not vested or exercisable in accordance with their terms.

    On August 6, 1997, the Board of Directors approved a stock option exchange program (the "Exchange Program") pursuant to which full-time permanent employees holding stock options under the Plans were given the opportunity to exchange the unexercised portion of such options (the "Existing Options") under the Plans for new options (the "New Options") on a basis of four shares of common stock for every five shares covered by the Existing Options. As a result of the Exchange Program, options for approximately 528,000 shares were surrendered by eligible employees. The exercise price of the New Options was equal to the market value of the Company's common stock on the date of grant, or $12.00. Additionally, certain officers were eligible to participate in the Exchange Program for an exercise price of $18.00. The New Options have the same contractual life, vesting schedule, and other terms as the Existing Options canceled in exchange therefore. Additionally, during the exchange program, certain employees exchanged non-qualified options for incentive stock options covering 835,000 shares. Directors were excluded from the Exchange Program.

NOTES RECEIVABLE FROM STOCK PURCHASE AGREEMENTS

    The Company presently holds notes receivable for a total of $2,493,733 from certain of its corporate officers. The Company provided financing to effect the purchase of an aggregate 243,291 shares of the Company's common stock pursuant to the 1996 Stock Incentive Plan at the fair market value on December 16, 1997, of $10.25 per share. Interest on such loans accrue at 6.0% per annum until maturity. The principal and interest amounts of such loans is repayable in full upon the earlier of (i) the fifth anniversary of the loan (ii) the date the officer leaves the Company or (iii) if and to the extent that the officer sells the stock. These loans, which are shown as a reduction to stockholders' equity on the balance sheet, are secured by the common stock purchased.

    The following table summarizes the stock option activity under the 1993 Plan, the 1996 Plan, and the Director Plan:

                                                                   AVAILABLE       OPTIONS          WEIGHTED
                                                                   FOR GRANT     OUTSTANDING      AVERAGE PRICE
----------------------------------------------------------------  -----------   -------------    --------------
At December 31, 1994............................................      149,000        794,964        $    9.56

1995
Additional authorized...........................................    2,000,000
Granted.........................................................   (1,494,250)     1,494,250        $   24.27
Exercised.......................................................                     (77,000)       $   11.84
Forfeited.......................................................       53,000        (53,000)       $   17.05
Restricted stock grant..........................................      (14,000)                      $   24.00
                                                                  -----------  ---------------         ------
At December 31, 1995............................................      693,750      2,159,214        $   19.48

1996
Additional authorized...........................................    2,250,000
Granted.........................................................   (2,262,800)     2,262,800        $   41.97
Exercised.......................................................                     (98,950)       $    9.64
Forfeited.......................................................      297,100       (297,100)       $   33.92
Restricted stock grant..........................................       (1,200)                      $   39.75
Unrestricted stock grant........................................       (6,000)                      $   37.50
                                                                  -----------  ---------------         ------
At December 31, 1996............................................      970,850      4,025,964        $   31.30

1997
Granted.........................................................   (1,030,100)     1,030,100        $   12.56
Exercised.......................................................                     (62,500)       $   10.27
Forfeited.......................................................      592,098       (592,098)       $   31.56
Shares issued in connection with Notes Receivable from Stock
  Purchase Agreements...........................................     (243,291)                      $   10.25
Shares forfeited from Exchange Program..........................      527,800       (527,800)       $   35.11
Unrestricted stock grant........................................       (8,000)                      $   39.63
                                                                  -----------  ---------------         ------
At December 31, 1997............................................      809,357      3,873,666        $   15.20
                                                                  -----------  ---------------         ------
                                                                  -----------  ---------------         ------
----------------------------------------------------------------------------------------------------------------

    At December 31, 1997, 1996, and 1995, options to purchase 978,408, 459,023, and 331,482, shares, respectively, were exercisable. The weighted average exercise price for options exercisable at December 31, 1997, 1996, and 1995 were $16.24, $11.87, and $9.77, respectively.

    Related information for options outstanding and exercisable as of December 31, 1997, under the Plans is as follows:

                                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                               --------------------------------------------  ------------------------
                                                 WEIGHTED
                                                  AVERAGE         WEIGHTED                  WEIGHTED
                                                REMAINING          AVERAGE                   AVERAGE
                                              CONTRACTUAL         EXERCISE                  EXERCISE
RANGES OF EXERCISE PRICES        SHARES              LIFE            PRICE     SHARES          PRICE
-----------------------------  ----------  -----------------  -------------  ---------  -------------
      $ 7.50 -- $11.75           590,964            7.2        $    8.84      454,464    $    8.56
      $12.00 -- $13.50         1,999,102            8.8            12.14      228,324        12.36
      $16.81 -- $28.00         1,060,000            8.1            18.49      165,000        21.35
      $31.00 -- $54.25           223,600            8.5            43.74      130,620        43.34
                               ---------                                     --------
                 Total         3,873,666            8.3        $   15.20      978,408    $   16.24
                               ---------           ----        ---------     --------    ---------
                               ---------           ----        ---------     --------    ---------

    The market value of the restricted shares awarded has been recorded as unearned compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting periods, which range from three to five years. Amortization totaled $194,000, $196,000, and $173,000, for the years ending December 31, 1997, 1996, and 1995, respectively.

STOCK PURCHASE PLAN

    Under the Company's 1993 Stock Purchase Plan, employees have the opportunity to purchase the Company's common stock. Offerings begin on January 1 and July 1 of each year and conclude on June 30 and December 31, respectively. The price at which the employee may purchase the common stock is 85% of the last reported sale price of the Company's common stock on the Nasdaq National Market on the date the offering period commences or concludes, whichever is lower when rounded to the next highest quarter percentage. A total of 200,000 shares of common stock have been reserved under this plan.

    Activity in the plan was as follows:

                                                                                                     WEIGHTED
                                                                                    SHARES         AVERAGE PRICE
                                                                                ---------------  -----------------
Shares Available for issuance at December 31, 1994............................          187,614

1995
Purchased during 1995.........................................................           26,492   $      12.26
                                                                                ---------------
Available for issuance at December 31, 1995...................................          161,122

1996
Purchased during 1996.........................................................           21,399   $      30.74
                                                                                ---------------
Available for issuance at December 31, 1996...................................          139,723

1997
Purchased during 1997.........................................................           43,912   $      22.75
                                                                                ---------------
Available for issuance at December 31, 1997...................................           95,811
                                                                                ---------------
                                                                                ---------------

    In January 1998, for the six-month period ended December 31, 1997, 43,226 shares were issued at $10.00 per share.

FAIR VALUE

    Pro forma information regarding net (loss) income and (loss) earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock plans based on the fair value method provided under SFAS 123. The fair value for the options described below was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for awards in 1997, 1996, and 1995:

                                                                                  1997        1996        1995
-----------------------------------------------------------------------------------------------------------------
                                                                               ----------  ----------  ----------
Risk-free interest rate......................................................      5.95%       6.43%       6.39%
Expected life................................................................  4.3 years   4.3 years   4.6 years
Expected volatility..........................................................        66%         45%         38%
Expected dividends...........................................................       0.0%        0.0%        0.0%
-----------------------------------------------------------------------------------------------------------------

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The total value of the awards granted during the years ended December 31, 1997, 1996, and 1995 were computed as approximately $6,780,000, $23,600,000, and
$8,260,000, respectively, which would be amortized over the vesting period of the options. As a result of the phase-in period allowed under SFAS 123, the effects on reported net income for 1997, 1996, and 1995 will not likely be representative of the effects in future years. The weighted average fair value of awards granted in 1997, 1996, and 1995 was estimated to be $6.58, $18.56, and $10.26, respectively. If the Company had accounted for these awards in accordance with fair value accounting proscribed under SFAS 123, the Company's pro forma net (loss) income and (loss) earnings per share would have been as follows:

                                                                                        YEARS ENDED DECEMBER 31
                                                                                    --------------------------------
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                                    1997        1996       1995
--------------------------------------------------------------------------------------------------------------------
Pro forma net (loss) income.......................................................  ($  5,598) ($  25,549) $   5,217
Pro forma (loss) earnings per common share........................................  ($   0.39) ($    1.93) $    0.43
Pro forma (loss) earnings per common share--assuming dilution.....................  ($   0.39) ($    1.93) $    0.41
--------------------------------------------------------------------------------------------------------------------

NOTE 11. BENEFIT PLAN

    The Company has a 401(k) retirement savings plan ("401(k) Plan"), covering substantially all of the Company's domestic employees. The Company has authorized 100,000 shares for issuance under the Plan. Eligible employees are permitted to make pre-tax contributions, up to 15% of their compensation subject to an annual limit. Under the 401(k) Plan, the Company may make contributions either in cash or common stock of the Company at the discretion of the Company's Board of Directors. The contribution may match in whole or in part the salary deferral contributions of the participants and/or represent additional profit-sharing contributions tied to the Company's net income performance. During 1997, 1996, and 1995, the Company's total contribution amounted to approximately $824,000, $472,000, and $197,000, respectively.

NOTE 12. LEASE COMMITMENTS

    The Company has various lease agreements for office space under operating leases that expire in 2007. The Company's leases include certain renewal and expansion options, escalation clauses for the Company's proportionate share of increases in building maintenance costs, and periods of free rent. At December 31, 1997, future minimum lease commitments for noncancelable leases are as follows:

1998             3,096,000                  2001              2,887,000
1999             2,986,000                  2002              2,897,000
2000             2,900,000                  Thereafter        10,326,000

    Rent expense, including the amounts under the Use and Occupancy Agreement with Houghton Mifflin described in Note 6, was approximately $2,732,000, $1,448,000, and $836,000 in 1997, 1996, and 1995, respectively.

NOTE 13. SUBSEQUENT EVENTS

    On March 12, 1998, the Company acquired all of the outstanding stock of privately held ViewPort Development AB for $2,500,000 using available cash. ViewPort, through its wholly owned subsidiary Synex Information AB, is a developer of browser engines and application development toolkits for viewing SGML (Standard Generalized Markup Language) information. The transaction will be accounted for as a purchase. The acquisition includes certain technology under research and development, which will be written off with a one-time charge, estimated to be between $1,800,000 and $2,200,000, to the Company's consolidated 1998 first quarter earnings.

INSO CORPORATION UNAUDITED QUARTERLY OPERATING RESULTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                       MARCH      JUNE       SEPTEMBER      DECEMBER
                                                        31         30           30             31         TOTAL
-----------------------------------------------------------------------------------------------------------------
1997
Revenues...........................................  $  19,062  $  20,058    $  20,462     $   22,287   $  81,869
Gross profit.......................................     17,487     17,634       18,536         20,262      73,919
Net income (loss)..................................      2,508     (6,773)       1,989          1,836        (440)
Earnings (loss) per common share...................  $    0.18  ($   0.47)   $    0.14     $     0.13   ($   0.03)
Earnings (loss) per common share--assuming
  dilution.........................................  $    0.17  ($   0.47)   $    0.14     $     0.13   ($   0.03)

1996
Revenues...........................................  $  12,461  $  15,144    $  19,257     $   23,672   $  70,534
Gross profit.......................................     10,818     12,944       16,938         21,525      62,225
Net income (loss)..................................     (1,279)     4,001      (29,950)         5,948     (21,280)
Earnings (loss) per common share...................  ($   0.10) $    0.31    ($   2.29)    $     0.43   ($   1.61)
Earnings (loss) per common share--assuming
  dilution.........................................  ($   0.10) $    0.29    ($   2.29)    $     0.40   ($   1.61)
-----------------------------------------------------------------------------------------------------------------

    Earnings per share amounts for all quarters of 1996 and the first three quarters of 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. See Note 9 to the "Consolidated Financial Statements."

    As a result of the shares of common stock issued during 1997 and 1996, the sum of the earnings per share for the four quarters of 1997 and 1996, which are based on the weighted average shares outstanding during each quarter, does not equal earnings per share for the respective year, which is based on the weighted average shares outstanding during the year. See Note 9 to the "Consolidated Financial Statements."

    The first quarter of 1997 includes an acquisition charge of $1,800,000, or $0.13 per share, for certain purchased technology under research and development by Adobe Systems, Inc.'s document access and conversion business formerly known as Mastersoft, at the time of the February 6, 1997, acquisition. See Note 4 to the "Consolidated Financial Statements" for a description of the transaction.

    The second quarter of 1997 includes an acquisition charge of $3,600,000, or $0.25 per share, for certain purchased technology under research and development by Level Five Research, Inc. at the time of the April 22, 1997, acquisition. See
Note 4 to the "Consolidated Financial Statements" for a description of the transaction.

    The second quarter of 1997 includes a charge of $3,684,000, net of income taxes, or $0.26 per share, for a restructuring plan aimed at continuing to focus on strategic products while reducing costs and streamlining the organization. See Note 7 to the "Consolidated Financial Statements" for a description of the transaction.

    The fourth quarter of 1997 includes an acquisition charge of $700,000, or $0.05 per share, for certain purchased technology under research and development by Henderson Software, Inc. at the time of the November 24, 1997, acquisition. See Note 4 to the "Consolidated Financial Statements" for a description of the transaction.

    The first quarter of 1996 includes an acquisition charge of $4,400,000, or $0.34 per share, for certain purchased technology under research and development by ImageMark Software Labs, Inc. at the time of the January 9, 1996, acquisition. See Note 4 to the "Consolidated Financial Statements" for a description of the transaction.

    The third quarter of 1996 includes an acquisition charge of $34,300,000, or $2.62 per share, for certain purchased technology under research and development by Electronic Book Technologies, Inc. at the time of the July 16, 1996, acquisition. See Note 4 to the "Consolidated Financial Statements" for a description of the transaction.

Inso Corporation SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 1997, 1996, and 1995

                                               BALANCE AT          ADDITIONS                           BALANCE
                                                BEGINNING      CHARGED TO COSTS         AMOUNTS         AT END
                                                 OF YEAR         AND EXPENSES         WRITTEN OFF      OF YEAR
                                              -------------  ---------------------  ---------------  ------------
1997
Allowance for accounts receivable...........   $ 1,794,000       $   1,250,000       ($    634,000)  $  2,410,000

1996
Allowance for accounts receivable...........   $ 1,137,000       $     780,000       ($    123,000)  $  1,794,000

1995
Allowance for accounts receivable...........   $   636,000       $     775,000       ($    274,000)  $  1,137,000
                                              -------------        -----------      ---------------  ------------



ITEM 14(A)3. EXHIBIT INDEX

EXHIBIT                      DESCRIPTION                           PAGE
-------  ----------------------------------------------------     ------
3.1    Certificate of Incorporation of the Company, as
       amended, incorporated by reference to Exhibit 3.1 to
       the Company's Annual Report on Form 10-K for the
       twelve-month period ended December 31, 1995.                    *
3.2    By-laws of the Company, incorporated by reference to
       Exhibit 3.2 to the Company's Annual Report on Form
       10-K for the twelve-month period ended December 31,
       1995.                                                           *
4.1    Proof of Common Stock Certificate of the Company,
       incorporated by reference to Exhibit 4 to the
       Registration Statement No. 33-73996 on Form S-1
       filed with the Commission on January 12, 1994 (the
       "Form S-1").                                                    *
4.2    Rights Agreement, dated July 11, 1997, by and
       between the Company and State Street Bank & Trust
       Company, as Rights Agent, incorporated by reference
       to Exhibit 4.1 to the Company's Current Report on
       Form 8-K filed with the Commission on July 16, 1997.            *
10.1   Microsoft Software Publishing Agreement, dated April
       25, 1990, as amended, by and between Houghton
       Mifflin Company (as predecessor to the Company) and
       Microsoft Corporation, incorporated by reference to
       Exhibit 10.4 to the Form S-1.**                                 *
+10.2  Inso Corporation 1993 Stock Purchase Plan,
       incorporated by reference to Exhibit 10.2 to the
       Form S-1.                                                       *
+10.3  Inso Corporation 1993 Stock Incentive Plan, as
       amended, incorporated by reference to Exhibit 10.4
       to the Company's Annual Report on Form 10-K for the
       twelve-month period ended December 31, 1995.                    *
+10.4  Inso Corporation 1996 Stock Incentive Plan,
       incorporated by reference to Exhibit 10.4 to the
       Company's Annual Report on Form 10-K for the
       twelve-month period ended December 31, 1996.                    *
+10.5  Inso Corporation 401(k) Plan, incorporated by
       reference to Exhibit 4.4 to the Registration
       Statement No. 33-77304 on Form S-8 filed with the
       Commission on April 4, 1994.                                    *
10.6   Office Lease, dated November 30, 1994, by and
       between the Company and MBL Life Assurance
       Corporation as incorporated by reference to Exhibit
       10.6 to the Company's Annual Report on Form 10-K for
       the twelve-month period ended December 31, 1995.                *
10.7   Lease to Premises, dated December 27, 1995, by and
       between Inso Chicago Corporation and International
       Business Machines Corporation, as incorporated by
       reference to Exhibit 10.7 to the Company's Annual
       Report on Form 10-K for the twelve-month period
       ended December 31, 1995.                                        *
10.8   Pledge Agreements, each dated December 16, 1997, by
       and between the Company and certain of its corporate
       officers.
21.    List of Subsidiaries.
23.    Consent of Ernst & Young LLP.
27.1   Financial Data Schedule.
27.2   Restated Financial Data Schedule to the Company's
       Quarterly Report on Form 10-Q for the three month
       period ended March 31, 1997.
27.3   Restated Financial Data Schedule to the Company's
       Quarterly Report on Form 10-Q for the six month
       period ended June 30, 1996.

------------------------

*   INCORPORATED HEREIN BY REFERENCE.

** CONFIDENTIAL TREATMENT HAS BEEN GRANTED AS TO THIS DOCUMENT THROUGH AMENDMENT IX.

+   MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT
    FILED HEREWITH, OR INCORPORATED BY REFERENCE, IN RESPONSE TO ITEM 14(A)3 OF THE INSTRUCTIONS TO FORM 10-K.