Form 10-Q
period 1998-03-31
INSO CORP
filed 1998-05-15
CIK 917471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 	March 31, 1998

or

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from 	 to

Commission File Number:		0-23384

INSO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

04-3216243
(I.R.S. Employer Identification No.)

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

Yes     X 		No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                      Outstanding at May 12, 1998
Common Stock (par value $.01 per share)		  14,889,141

INSO CORPORATION
FORM 10-Q INDEX

Part I.	Financial Information

Item 1.	Financial Statements

        Condensed Consolidated Balance Sheets
        March 31, 1998 and December 31, 1997

        Condensed Consolidated Statements of Operations
        Three Months Ended March 31, 1998 and 1997

        Condensed Consolidated Statements of Cash Flows
        Three Months Ended March 31, 1998 and 1997

        Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
	       Condition and Results of Operations

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index



INSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 and DECEMBER 31, 1997
(Unaudited, in thousands except share amounts)


                                    March  31	      December 31
           ASSETS                   1998            1997
           ------                   ----------      -----------
Current assets:
   Cash and cash equivalents        $    5,431      $   18,512
   Marketable securities                67,084          61,945
   Accounts receivable,  net            28,721          25,889
   Other current assets                  3,408           1,817
                                     ---------       ---------
   Total current assets                104,644         108,163

Property and equipment, net              8,081           7,073
Product development costs, net           8,934           9,015
Intangible assets, net                   4,767           4,714
Other assets, net                        3,272           3,201
Deferred income tax benefit, net         5,917           5,917
                                     ---------       ---------
TOTAL ASSETS                        $  135,615       $ 138,083
                                     ---------       ---------
                                     ---------       ---------

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and
     accrued liabilities            $    4,770       $   3,899
   Accrued salaries, commissions
     and bonuses                         3,683           5,478
   Acquisition related liabilities           0           1,482
   Unearned revenue                      4,246           3,522
   Royalties payable                     1,075           1,266
   Due to Houghton Mifflin Company         506             396
   Current income taxes payable            655             575
   Deferred income taxes                 5,987           5,987
                                     ---------       ---------
       Total current liabilities        20,922          22,605

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;
     1,000,000 shares authorized;
     none issued
   Common stock, $.01 par value;
     50,000,000 shares authorized;
     14,743,389 and 14,645,611 shares
     issued in 1998 and 1997,
     respectively                          147              146
   Capital in excess of par value      129,309          128,187
   Accumulated deficit                 (12,014)         (10,063)
                                      ---------        ----------
                                       117,442          118,270
   Unamortized value of
     restricted shares                    (197)            (240)
   Notes Receivable from Stock
     Purchase Agreements                (2,494)          (2,494)
   Treasury stock, at cost                 (58)             (58)
                                     ----------        ----------
     Total stockholders' equity        114,693           115,478

                                     ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                              $  135,615        $  138,083
                                     ----------        ----------
                                     ----------        ----------


See accompanying notes to unaudited condensed consolidated financial statements



INSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 and 1997
(Unaudited, in thousands except per share amounts)


                                       1998             1997
                                       ---------        ---------

Net revenues                              17,632          19,062

Cost of revenues                           2,270           1,575
                                       ---------       ----------

   Gross profit                           15,362          17,487

Operating expenses
   Sales and marketing                     5,916           4,364
   Product development                     5,646           4,605
   General and administrative              4,480           2,733
   Purchased in-process research
     and development                       2,100           1,800
                                      ----------       ----------
       Total operating expenses           18,142          13,502

                                      ----------       ---------
Operating income (loss)                   (2,780)          3,985

Net investment income                        917           1,082
                                      ----------        ---------
Income (loss) before provision
    for income taxes                      (1,863)          5,067

Provision for income taxes                    88           2,559

                                      ----------        ---------
Net income (loss)                         (1,951)          2,508
                                      ----------        ---------
                                      ----------        ---------

Basic Earnings (loss) per share           (0.13)            0.18
                                       ---------        ---------
                                       ---------        ---------

Diluted Earnings (loss) per share         (0.13)            0.17
                                       ---------        ---------
                                       ---------        ---------
Weighted Average Shares Outstanding:
   Basic                                  14,701          14,313
   Diluted                                14,701          14,831


See accompanying notes to unaudited condensed consolidated financial statements.

INSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 and 1997
(Unaudited, in thousands of dollars)


                                        1998               1997
                                        ----------         ----------
Cash flows from (used in) operating
   activities:
 Net loss                               $    (1,951)       $     2,508
 Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
  Depreciation and amortization               2,078              2,663
  Purchased in-process research
     and development                          2,100              1,800
                                         ----------         -----------
                                              2,227              6,971

Changes in operating assets
    and liabilities:
  Accounts receivable                       (2,786)              1,112
  Accounts payable and accrued
    liabilities                               (807)             (2,091)
  Current income taxes                           9               1,782
  Royalties payable                           (191)               (312)
  Net due to affiliates                        110                (405)
  Other assets and liabilities                (970)               (595)
                                         ----------          ----------

     Net cash provided by operating
        activities                          (2,408)              6,462

Cash flows from (used in) investing
     activities:
  Property and equipment expenditures       (1,721)             (1,025)
  Capitalized product development costs       (940)             (2,237)
  Acquisitions, net of cash acquired        (3,893)             (4,240)
  Net purchase of marketable securities     (5,139)             (3,857)
                                        -----------          ----------

     Net cash used in investing
         activities                        (11,693)            (11,359)

Cash flows from (used in) financing
     activities:
  Net proceeds from issuance of common
     stock                                  1,020                  630
                                       ----------             ---------

     Net cash provided by (used in)
          financing activities              1,020                  630
                                       ----------             ---------

Net decrease in cash and cash
  equivalents                             (13,081)              (4,267)

Cash and cash equivalents at beginning
  of period                                18,512               34,280
                                       ----------             ---------

Cash and cash equivalents at end
  of period                          $      5,431            $  30,013
                                       ----------             ---------
                                       ----------             ---------


See accompanying notes to unaudited condensed consolidated financial statements.

INSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the
results for the interim periods have been included.   Operating results
for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997.


Note 2.	Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128,
"Earnings Per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share.

                                                   For the three months
                                                   ended March 31,
                                                   1998           1997
                                                   -------------------
Numerator:
Numerator for basic and diluted earnings
   per share:
	Net (loss) income                                 ($1,951)       $2,508

Denominator:
  Denominator for basic earnings per
  share-weighted average shares                     14,701        14,313

Effect of dilutive securities:
Employee stock options                                               518
                                                  -------         ------
Denominator for diluted earnings per share-
   adjusted weighted-average shares                14,701         14,831


Basic (loss) earnings per share                    ($0.13)         $0.18
                                                  -------         ------
                                                  -------         ------
(Loss) earnings per share - assuming dilution      ($0.13)         $0.17
                                                  -------         ------
                                                  -------         ------


Note 3.    Recent Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130).
SFAS 130 establishes new rules for the reporting and display of comprehensive income and its compenents in a full set of general purpose financial statements. The adoption of SFAS 130 did not have a material impact on the Company's financial position or results of operations for the quarter ended March 31, 1998.

In March 1998, The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 98-1 (SOP 98-1) "Accouting for the
Costs of Computer Software Developed or Obtained for Internal
Use". SOP 98-1 requires the capitalization of certain costs related to the development of software for internal use. The adoption of SOP
98-1 did not have a material impact on the Company's financial position or results of operations for the quarter ended March 31, 1998.


Note 4.	Acquisitions

ViewPort Development AB

On March 12, 1998, the Company acquired all of the outstanding capital stock of ViewPort Development AB for $2,500,000 using available cash. ViewPort, through its wholly owned subsidiary Synex Information AB, is a developer of browser engines and application development toolkits for viewing Standard Generalized Markup
Language information. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1998 of $2,100,000, or $0.14 per share. Intangible assets of $130,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of five years.

Henderson Software, Inc.

On November 24, 1997, the Company acquired all of the outstanding capital stock of privately held Henderson Software, Inc. for $750,000 using available cash. Henderson Software is a provider of Computer Graphics Metafile viewing and filtering solutions. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended December 31, 1997 of $700,000, or $0.05 per share.

Level Five Research, Inc.

On April 22, 1997, the Company acquired all of the outstanding capital stock of Level Five Research, Inc. from Information Builders, Inc. for $5,000,000 using available cash. The Company also caused, at the time of acquisition, Level Five Research, Inc. to enter into noncompetition agreements with key executives and made aggregate payments of $300,000 in cash under those agreements. Level Five Research, Inc., which operated as Inso Florida Corporation prior to the sale of its assets to Lernout & Hauspie Speech Products N.V.
(Lernout & Hauspie) (See Note 6 below), is a developer of software and systems that apply intelligent technologies to data access management. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended
June 30, 1997 of $3,600,000, or $0.25 per share.

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

Unaudited pro forma net revenues, net loss and net loss per share shown below for the three months ended March 31, 1998 assumes the acquisitions of ViewPort AB occurred on January 1, 1998 and for the three months ended March 31, 1997, assumes the acquisitions of ViewPort AB, Mastersoft, Level Five Research, Inc., and Henderson Software, Inc. occurred on January 1, 1997. Therefore, the three months ended March 31, 1997, presented below, includes the write-off of certain purchased technology under research and development of $2,100,000 relating to ViewPort AB, $3,600,000 relating to Level Five Research, Inc., and $700,000 relating to Henderson Software, Inc.


                             Three months ended     Three months ended
                             March 31, 1998         March 31, 1997
                             ------------------     -------------------

Net Revenues                 $17,749,000            $19,767,000

Net loss                     $(1,936,000)           $(4,153,000)

Net loss per share           $     (0.13)           $     (0.29)



Note 5.	Accounting Policies

The Company adopted the straight-line depreciation method for all property placed in service on or after January 1, 1998. Management believes that the straight-line method of depreciation provides a preferable matching between expected productivity and cost allocation since the equipment's operating capacity and consumption generally remains consistent over time. The change was not material to operating results or the financial position of the Company.

Note 6.	Subsequent Events

On April 23 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V. for $19,500,000, plus an additional amount for certain receivables net of certain liabilities. The purchase price was paid 50% in cash and 50% in the form of a note, due June 30, 1998, bearing interest at 5.5% and secured by a letter of credit issued by Banque Paribas. The note will be converted into shares of Lernout & Hauspie common stock having a market value equal to $9,750,000 plus accrued interest assuming shares having such a value are delivered to the Company and are available for public resale before June 30, 1998. The additional consideration for the other net assets was paid in cash. Included in the assets transferred to Lernout & Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology acquired with the Level Five Research, Inc. acquisition (see Note 3), and all customer and supplier agreements related to those products. The Company expects to report in the quarter ended June 30, 1998, a net after-tax gain of approximately $12 million to $13 million as a result of the transaction.

On May 7, 1998, the Company's stockholders voted to increase the number of shares authorized to be issued under the 1993 Stock
Purchase Plan from 200,000 to 450,000 shares.

On May 7, 1998, the Company's stockholders voted to increase the number of shares authorized to be issued under the 1996 Stock
Incentive Plan from 2,000,000 to 5,000,000 shares.

On May 7, 1998, the Company's stockholders voted to increase the number of shares authorized to be issued under the 1996 Non-employee Director Plan from 250,000 to 415,000.


Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1998 Compared to Three Months Ended March
31, 1997

Revenues for the three months ended March 31, 1998 decreased $1,430,000, or 8%, to $17,632,000 compared to $19,062,000 for the three months ended March 31, 1997. Net revenues for the quarter ended March 31, 1997, of $19,062,000 included certain revenues from Microsoft Corporation, which are no longer recurring. Excluding the 1997 Microsoft revenues which are no longer recurring, net revenues for the quarter ended March 31, 1998 increased approximately 40% over net revenues for the quarter ended March 31, 1997. Of the total revenues in 1998, less than 5% were revenues from the acquisitions of ViewPort, Mastersoft, Level Five Research, Inc., and Henderson Software, Inc. Direct and distribution revenues, led by Dynamic Document Exchange and Electronic Publishing Solutions products grew by nearly 40% over the quarter ended March 31, 1997. On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V. (Lernout &
Hauspie) for $19,500,000, plus an additional amount for certain receivables net of certain liabilities. Included in the assets transferred to Lernout
& Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology, and all customer and supplier agreements related to those products. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues for the three months ended March 31, 1998 and 1997 were $10,784,000 and $9,084,000, respectively.

Gross profit decreased $2,125,000, or 12%, from $17,487,000 for the three months ended March 31, 1998 to $15,362,000 for the three months ended March 31, 1997. Gross profit as a percentage of revenues for the three months ended March 31, 1998 was 87% compared to 92% for the three months ended March
31, 1997. The decrease in gross profit percentage was primarily attributable to higher revenues from International CorrectSpell(TM), International Electronic Thesaurus, and bilingual electronic dictionaries, which carry higher royalty burdens.

Total operating expenses increased $4,640,000 to $18,142,000 for the three months ended March 31, 1998 from $13,502,000 for the three months ended
March 31, 1997. Included in total operating expenses for the three months ended March 31, 1998 was an acquisition charge of $2,100,000 for certain purchased technology under research and development by ViewPort
Development AB at the time of the March 12, 1998 acquisition. Included in total operating expenses for the three months ended March 31, 1997 was an acquisition charge of $1,800,000 for certain purchased technology under research and development by Mastersoft at the time of the 1997 acquisition. Excluding the 1998 and 1997 aforementioned acquisition charges as well as the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $4,875,000 or 54% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

Sales and marketing expenses increased $1,552,000 to $5,916,000 for the three months ended March 31, 1998 from $4,364,000 for the three months ended
March 31, 1997. The increase reflects increased costs for the reorganization of sales and marketing departments. Sales and marketing expenses were 34% of revenues for the three months ended March 31, 1998 compared to 23% for the three months ended March 31, 1997. Product development expenses increased $1,041,000 from $4,605,000 for the three months ended March 31, 1997 to $5,646,000 for the three months ended March 31, 1998. The increase in product development costs was primarily due to the lower capitalized costs for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The Company's total product development costs, including capitalized costs, were $6,586,000, or 37% of revenues, for the three months ended March 31, 1998 compared to $6,842,000, or 36% of revenues, for the three months ended March 31, 1997. General and administrative expenses increased $1,747,000 to $4,480,000 for the three months ended March 31, 1998 compared to $2,733,000 for the three months ended March 31, 1997. General and administrative expenses were 25% of revenues for the three months ended
March 31, 1998 compared to 14% for the three months ended March 31, 1997.
The increase in general and administrative expenses was primarily due to goodwill amortization related to the Company's acquisitions as well as increases in personnel, facilities costs, and general expenses required to support the changes in the Company's operations.

The Company's effective tax rate was influenced by the purchased in-process research and development charges discussed above. Excluding these charges, the Company's effective tax rate for the three months ended March 31, 1998 and 1997 was 37%.

Excluding the $2,100,000 ($0.14 per share) ViewPort purchased in-process research and development charge, net income and earnings per share for the quarter ending March 31, 1998 would have been $149,000 and $0.01, respectively. Excluding the 1997 $1,800,000 ($0.13 per share) Mastersoft purchased in-process research and development charge, net income and earnings per share for the quarter ended March 31, 1997 would have been $4,308,000 and $0.29, respectively.


Liquidity and Capital Resources

The Company's operating activities used cash of $2,408,000 for the three months ended March 31, 1998 compared to providing cash of $6,462,000 for the three months ended March 31, 1997. The decreased contribution from operating activities of $8,870,000 was primarily due to an increase in accounts receivable in 1998 as well as timing of payments on accounts payable, accrued liabilities, and income taxes in 1998.

The Company's investing activities used cash of $11,693,000 for the three months ended March 31, 1998 compared to $11,359,000 for the three months ended March 31, 1997. The increase of $334,000 was due to the 1998 increase in investment activity for marketable securities of $1,282,000; an increase of $696,000 in property and equipment expenditures in 1998; offset by a decrease in capitalized product development costs and acquisition activity. The investing activity in 1998 also included the payment of $1,467,000 to the former principal stockholder of Inso Providence.

The Company's financing activities provided cash of $1,020,000 for the three months ended March 31, 1998 compared to $630,000 for the three months ended March 31, 1997. The increase of $390,000 primarily relates to an increase in the proceeds received from stock option exercises.

As of March 31, 1997, the Company had working capital of $83,722,000. Total cash, cash equivalents, and marketable securities at March 31, 1998 were $72,515,000. The Company believes that funds available, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.


Future Operating Results

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income or earnings per share. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a description of certain factors which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements. Among the factors which may cause the Company's actual results to differ materially from historical results are the following: competitive pressures including price pressures; declining royalty revenues from Microsoft Corporation which decrease substantially in 1998 and thereafter; increased reliance on corporate and direct distribution channels which results in lower operating margins; increased personnel costs and competition for experienced personnel; market acceptance of products based on eXtensible Markup Language and Standard Generalized Markup Language; consolidation in the OEM business and potential competition from OEM customers; adverse economic changes in the markets in which the Company does business; difficulties integrating operations and personnel of acquired businesses; and increasing reliance on international markets. As a result of the sale of the linguistic software assets to Lernout & Hauspie Speech Products N.V., the Company does not expect to receive significant revenues from Microsoft Corporation in future periods.



PART II.  OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K


(a)  Exhibits

The following are filed as exhibits to this Form 10-Q

Exhibit 18     Letter re Change in Accounting Principle

Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K

Registrant filed no reports on Form 8-K during the quarter ended March 31, 1998.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Inso Corporation
                                             Registrant


  Date:  May 12, 1998                        /s/ Betty J.Savage
                                             ------------------
                                             Betty J. Savage
                                             Vice President and
                                             Chief Financial Officer


  Date:  May 12, 1998                        /s/ Patricia A. Michaels
                                             ------------------------
                                             Patricia A. Michaels
                                             Corporate Controller
                                             (Chief Accounting Officer)