Form 10-Q
period 1998-06-30
INSO CORP
filed 1998-08-14
CIK 917471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 	June 30, 1998

or

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from 	 to

Commission File Number:		0-23384

	       INSO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware                              04-3216243
(State or other jurisdiction          (I.R.S. Employer Identifcation No.)
of incorporation or organization)

31 St. James Avenue, Boston, MA	          02116
(Address of principal executive offices)	 (Zip Code)

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
Yes     X 		No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                    Outstanding at August 11, 1998
Common Stock (par value $.01 per share)	 15,301,589



INSO CORPORATION
FORM 10-Q INDEX

                                                      Page No.
Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	June 30, 1998 and December 31, 1997

	Condensed Consolidated Statements of Operations
	Three Months Ended June 30, 1998 and 1997

	Condensed Consolidated Statements of Operations
	Six Months Ended June 30, 1998 and 1997

	Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30, 1998 and 1997

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations


Part II.	Other Information


Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

signatures

Exhibit Index



INSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 and DECEMBER 31, 1997
(Unaudited, in thousands except share amounts)


                                               June 30      December 31
                                                  1998             1997
                                               -------      -----------
                               ASSETS
Current assets:
   Cash and cash equivalents                   $ 29,291     $  18,512
   Marketable securities                         67,621        61,945
   Accounts receivable,  net                     26,324        25,889
   Income tax receivable                          1,058             0
   Other current assets                           2,394         1,817
                                               --------      --------

   Total current assets                         126,688       108,163

Property and equipment, net                       6,945         7,073
Product development costs, net                    8,598         9,015
Intangible assets, net                            3,338         4,714
Other assets, net                                 4,800         3,201
Deferred income tax benefit, net                    549         5,917
                                               --------      --------

TOTAL ASSETS                                 $  150,918     $ 138,083
                                               --------      --------
                                               --------      --------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities  $    5,581    $    3,899
   Accrued salaries, commissions and bonuses      6,458         5,478
   Acquisition related liabilities                    0         1,482
   Unearned revenue                               4,740         3,522
   Royalties payable                                 30         1,266
   Due to Houghton Mifflin Company                    0           396
   Current income taxes payable                       0           575
   Deferred income taxes                          3,703         5,987
                                               --------       -------
       Total current liabilities                 20,512        22,605

Commitments and contingencies


Stockholders' equity:
   Preferred stock, $.01 par value;
    1,000,000 shares authorized; none issued
   Common stock, $.01 par value;
    50,000,000 shares authorized; 14,908,656
    and 14,645,611 shares issued in
    1998 and 1997, respectively                    149             146
   Capital in excess of par value              132,293         128,187
   Retained Earnings (Accumulated deficit)         749         (10,063)
                                               -------         --------
                                               133,191         118,270
   Unamortized value of restricted shares         (233)           (240)
   Notes Receivable from Stock
     Purchase Agreements                        (2,494)         (2,494)
   Treasury stock, at cost, 5,075 shares
     in 1997 and 1996                              (58)            (58)
                                               --------       ---------
      Total stockholders' equity               130,406         115,478

                                              --------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  150,918       $ 138,083
                                              --------        ---------
                                              --------        ---------


See accompanying notes to unaudited condensed consolidated financial statements



INSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 and 1997
(Unaudited, in thousands except per share amounts)


                                                    1998         1997
                                                 -------      --------


Net revenues                                      16,213        20,058

Cost of revenues                                   1,401         2,424
                                                --------      --------
   Gross profit                                   14,812        17,634

Operating expenses
   Sales and marketing                             5,850         6,862
   Product development                             4,502         6,168
   General and administrative                      4,383         4,488
   Restructuring expenses                              0         5,848
   Purchased in-process research and development       0         3,600
                                                --------      --------
       Total operating expenses                   14,735        26,966
                                                --------      --------

Operating income (loss)                               77        (9,332)

Non-operating income:
   Net investment income                          1,117            694
   Gain on sale of linguistic software
    net assets                                   12,012
                                               --------       --------
Income (loss) before provision for income
   taxes                                         13,206         (8,638)

Provision for income taxes                          443         (1,865)
                                              ---------       ---------

Net income (loss)                                12,763         (6,773)
                                              ---------       ----------
                                              ---------       ----------
Basic Earnings (loss) per share                    0.86          (0.47)
                                              ---------       ----------
                                              ---------       ----------
Diluted Earnings (loss) per share                  0.82          (0.47)
                                              ---------       ----------
                                              ---------       ----------
Weighted Average Shares Outstanding
	Basic                                           14,869         14,339
	Diluted                                         15,641         14,339

See accompanying notes to unaudited condensed consolidated financial statements.


INSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997
(Unaudited, in thousands except per share amounts)


                                                     1998         1997
                                                  -------      --------

Net revenues                                       33,845        39,120

Cost of revenues                                    3,671         3,999
                                                  -------       -------

   Gross profit                                    30,174        35,121

Operating expenses
   Sales and marketing                             11,766        11,226
   Product development                             10,148        10,773
   General and administrative                       8,863         7,221
   Restructuring expenses                                         5,848
   Purchased in-process research and development    2,100         5,400
                                                 --------      --------
       Total operating expenses                    32,877        40,468
                                                 --------      --------

Operating loss                                     (2,703)       (5,347)

Non-operating income:
   Net investment income                            2,034         1,776
   Gain on sale of linguistic software net assets  12,012
                                                 --------      --------
Income (loss) before provision for income taxes    11,343        (3,571)

Provision for income taxes                            531           694
                                                 --------      --------
Net income (loss)                                  10,812        (4,265)
                                                 --------      --------
                                                 --------      --------
Basic Earnings (loss) per share                      0.73         (0.30)
                                                 --------      ---------
                                                 --------      ---------
Diluted Earnings (loss) per share                    0.71         (0.30)
                                                 --------      ---------
                                                 --------      ---------
Weighted Average Shares Outstanding
	Basic                                             14,785        14,326
	Diluted                                           15,227        14,326

See accompanying notes to unaudited condensed consolidated financial statements.

INSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 and 1997
 (Unaudited, in thousands of dollars)


                                                          1998       1997
                                                      --------    -------

Cash flows from (used in) operating activities:
 Net income (loss)                                   $  10,812   $ (4,265)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Depreciation and amortization                         4,194      4,179
   Purchased in-process research and development         2,100      5,400
   Deferred income taxes                                 3,084     (3,496)
   Restructuring expenses                                           5,045
   Gain on sale of linguistic software net assets      (12,012)
                                                     ---------    --------
                                                         8,178      6,863
 Changes in operating assets and liabilities:
  Accounts receivable                                     (212)      (458)
  Accounts payable and accrued liabilities              (2,571)       898
  Current income taxes                                  (1,242)     4,363
  Royalties payable                                     (1,236)       (73)
  Due to Houghton Mifflin Company                         (396)      (510)
  Other assets and liabilities                            (848)      (873)
                                                     ---------    --------
     Net cash provided by operating activities           1,673     10,210

Cash flows from (used in) investing activities:
  Property and equipment expenditures                   (2,316)    (2,336)
  Capitalized product development costs                 (2,230)    (3,941)
  Acquisitions, net of cash acquired                    (3,893)    (9,602)
  Net purchase of marketable securities                 (5,676)    (7,096)
  Proceeds from the sale of linguistic
    software net assets                                 19,853
                                                    ----------    --------
     Net cash provided (used) in investing activities    5,738    (22,975)

Cash flows from (used in) financing activities:
  Net proceeds from issuance of common stock             3,368        948
                                                     ---------    --------
     Net cash provided by financing activities           3,368        948
                                                     ---------    --------

Net increase (decrease) in cash and cash equivalents    10,779    (11,817)

Cash and cash equivalents at beginning of period        18,512     34,280
                                                     ---------    ---------
Cash and cash equivalents at end of period          $   29,291   $ 22,463
                                                     ---------    --------
                                                     ---------    --------
Supplementary Information:
    Investment in Information Please LLC            $     400       2,620
                                                     ---------    --------
                                                     ---------    --------
See accompanying notes to unaudited condensed consolidated financial statements.


INSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Unaudited)
June 30, 1998

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  All normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of
the results for the interim periods have been included.   Operating
results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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



                                                For the three months
                                                    ended June 30,
	                                               1998            1997
                                                ---------------------
Numerator:
 Numerator for basic and diluted
 earnings per share:
 Net income (loss)                              $12,763         ($6,773)

Denominator:
 Denominator for basic earnings per
 share-weighted average shares                   14,869          14,339

Effect of dilutive securities:
Employee stock options                              772
                                                 ------          -------
Denominator for diluted earnings per share-
 adjusted weighted-average shares                15,641          14,339

Basic earnings (loss) per share                   $0.86          ($0.47)
                                                 ------          -------
                                                 ------          -------
Earnings (loss) per share - assuming dilution     $0.82	         ($0.47)
                                                 ------          -------
                                                 ------          -------

                                                      For the six months
                                                       ended June 30,
                                                   1998           1997
                                                 -------------------------
Numerator:
 Numerator for basic and diluted
 earnings per share:
 Net income (loss)                               $10,812         ($4,265)

Denominator:
 Denominator for basic earnings per
 share-weighted average shares                    14,785          14,326

Effect of dilutive securities:
Employee stock options                               442
                                                  ------            ------
Denominator for diluted earnings per share-
  adjusted weighted-average shares                15,227          14,326


Basic earnings (loss) per share                    $0.73          ($0.30)
                                                 -------           -------
                                                 -------           -------
Earnings (loss) per share - assuming dilution      $0.71          ($0.30)
                                                 -------            -------
                                                 -------            -------

Note 3.   Recent Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130).
SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 did not have a material impact on the Company's financial position or results of operations for the three and six-month periods ended June 30, 1998.

In March 1998, The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 98-1 (SOP 98-1) "Accounting for the
Costs of Computer Software Developed or Obtained for Internal
Use". SOP 98-1 requires the capitalization of certain costs related to the development of software for internal use. The adoption of SOP
98-1 did not have a material impact on the Company's financial position or results of operations for the three and six-month periods ended June 30, 1998.

Note 4.	Sale of linguistic software net assets

On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V. for $19,500,000, plus an additional amount for certain receivables net of certain liabilities.
The purchase price was paid 50% in cash and 50% in the form of a note which was converted into shares of Lernout & Hauspie common stock in June 1998. The Company sold the Lernout & Hauspie common stock in June 1998. The additional consideration for the other net assets was paid in cash. Included in the assets transferred to Lernout & Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology acquired with the Level Five Research, Inc. 1997 acquisition, and all customer and supplier agreements related to those products. In connection with the sale, the Company recorded direct transaction costs; costs to write-off capitalized software and other assets; estimated lease and facility costs; and other accruals for costs directly associated with the sale. As a result, the Company reported in the quarter ended
June 30, 1998, a gain of $12,012,000. In addition, the Company's valuation allowance on its deferred tax assets was reduced by approximately $4,000,000 as management deemed that it is more likely than not that these assets would be recoverable.


Note 5.	    Acquisitions

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

Unaudited pro forma net revenues, net income (loss) and earnings (loss) per share shown below for the six months ended June 30, 1998 assumes the acquisition of ViewPort Development AB occurred on January 1,
1998 and for the six months ended June 30, 1997, assumes the acquisitions of ViewPort AB and Henderson Software, Inc. occurred on January 1, 1997. Therefore, the six months ended June 30, 1997, presented below, includes the write-off of certain purchased technology under research and development of $2,100,000 relating to ViewPort Development AB and $700,000 relating to Henderson
Software, Inc.


	                                Six months ended         Six months ended
	                                  June 30, 1998             June 30, 1997
                                 ----------------         ----------------
Net Revenues                          $33,962,000              $39,636,000

Net income (loss)                     $10,827,000              $(6,985,000)

Diluted earnings (loss) per share     $      0.71              $    (0.49)


Note 5.	Accounting Policies

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


Note 6.	Shareholder Resolutions

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


Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30,
1997

Revenues for the three months ended June 30, 1998 decreased $3,845,000, or 19%, to $16,213,000 compared to $20,058,000 for the three months ended June
30, 1997. On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V. (Lernout & Hauspie) for
$19,500,000, plus an additional amount for certain receivables net of certain liabilities. Included in the assets transferred to Lernout & Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology, and all customer and supplier agreements related to those products. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues grew approximately 37% to $15,683,000 for the three months ended June 30, 1998 compared to $11,412,000 for the three months ended June 30, 1997. Excluding the revenues associated with the assets sold to Lernout & Hauspie, revenues from direct sales to corporations represented nearly 70% of the revenue total for the quarter ended June 30, 1998 and grew by over 30% over the quarter ended June 30, 1997. Additionally, of the total revenues in 1998, less than 5% were revenues from the acquisitions of ViewPort and Henderson Software, Inc.

Gross profit decreased $2,822,000, or 16%, from $17,634,000 for the three months ended June 30, 1997 to $14,812,000 for the three months ended June
30, 1998. Excluding the gross profit associated with the assets sold to Lernout & Hauspie, gross profit increased $4,230,000, or 42%, to $14,390,000 for the three months ended June 30, 1998 from $10,160,000 for the three months ended June 30, 1997. Gross profit as a percentage of revenues, excluding the gross profit associated with the assets sold to Lernout & Hauspie, was 92% for the three months ended June 30, 1998 compared to 89% for the three months ended June 30, 1997. The increase in gross profit percentage was primarily due to an increase in revenues at a faster rate than the related fulfillment costs.

Total operating expenses decreased $12,231,000 to $14,735,000 for the three months ended June 30, 1998 from $26,966,000 for the three months ended June 30, 1997. Included in total operating expenses for the three months ended June 30, 1997 was an acquisition charge of $3,600,000 for certain purchased technology under research and development by Level Five Research, Inc. at the time of the 1997 acquisition and restructuring expenses of $5,848,000 relating to the Company's Information Products and certain of the Information Management Tools product lines. Excluding the 1997 aforementioned special charges as well as the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses decreased $265,000, or 2%, to $14,252,000 for the three months ended June 30, 1998 compared to $14,517,000 the three months ended June 30, 1997.

Sales and marketing expenses decreased $1,012,000 to $5,850,000 for the three months ended June 30, 1998 from $6,862,000 for the three months ended June 30, 1997. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses decreased $839,000, or 13%, for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The decrease is the result of the reorganization of the sales and marketing departments. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses were 37% of revenues for the three months ended June 30, 1998 compared to 58% for the three months ended June 30, 1997.

Product development expenses decreased $1,666,000 from $6,168,000 for the three months ended June 30, 1997 to $4,502,000 for the three months ended June 30, 1998. Excluding the product development expenses associated with the assets sold to Lernout & Hauspie, product development costs increased by $455,000, or 12%, for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The increase is due to the Company's increased investment in viewing and information sharing and distribution products. The Company's product development costs, excluding the product development expenses associated with the assets sold to Lernout & Hauspie, were 27% of revenues for the three months ended June 30, 1998 compared to 33% of revenues for the three months ended June 30, 1997.

General and administrative expenses decreased $105,000 to $4,383,000 for the three months ended June 30, 1998 compared to $4,488,000 for the three months ended June 30, 1997. Excluding the administrative expenses associated with the assets sold to Lernout & Hauspie, general and administrative expenses increased $119,000, or 3%, for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The increase in general and administrative expenses was primarily due to costs associated with the Company's facilities. General and administrative expenses, excluding the expenses associated with the assets sold to Lernout & Hauspie, were 27% of revenues for the three months ended June 30, 1998 compared to 36% for the three months ended June 30, 1997.

The Company's effective tax rate was influenced in 1998 by the gain on sale of the assets sold to Lernout & Hauspie in April 1998 and the reduction of the valuation allowance of approximately $4,000,000 related to the Company deeming that it is more likely than not that certain assets associated with the sale would be recoverable, and in 1997 by the in-process research and development charge of $3,600,000 discussed above. Excluding these special items, the Company's effective tax rate for the three months ended
June 30, 1998 and 1997 was 37%.

Excluding the $12,012,000 ($0.77 per share) gain on sale of the assets sold to Lernout & Hauspie, net income and earnings per share for the quarter ending June 30, 1998 would have been $751,000 and $0.05, respectively. Excluding the 1997 $3,600,000 ($0.25 per share) Level Five Research, Inc. purchased in process research and development charge and restructuring expenses of $3,684,000, net of income taxes ($0.26 per share) relating to the Company's Information Products and certain of the Information Management Tools products, net income and earnings per share for the quarter ended June 30, 1997 would have been $510,000 and $0.03, respectively.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenues for the six months ended June 30, 1998 decreased $5,275,000, or 13%, to $33,845,000 compared to $39,120,000 for the six months ended June
30, 1997. On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V. (Lernout & Hauspie) for $19,500,000, plus an additional amount for certain receivables net of certain liabilities. Included in the assets transferred to Lernout & Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology, and all customer and supplier agreements related to those products. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues grew approximately 29% to $26,467,000 for the six months ended June 30, 1998 compared to $20,496,000 for the six months ended June 30, 1997. Excluding the revenues associated with the assets sold to Lernout & Hauspie, revenues from direct sales to corporations represented over 60% of the revenue total for the six months ended June 30, 1998 and grew by over 30% over the six months ended June 30, 1997. Additionally, of the total revenues in 1998, less than 5% were revenues from the acquisitions of ViewPort and Henderson Software, Inc.

Gross profit decreased $4,947,000, or 14%, from $35,121,000 for the six months ended June 30, 1997 to $30,174,000 for the six months ended June 30, 1998. Excluding the gross profit associated with the assets sold to Lernout & Hauspie, gross profit increased $5,227,000 or 28%, to $23,715,000 for the six months ended June 30, 1998 from $18,488,000 for the six months ended June
30, 1997. Gross profit as a percentage of revenues, excluding the gross profit associated with the assets sold to Lernout & Hauspie, was 90% for the six months ended June 30, 1998 and 1997.

Total operating expenses decreased $7,591,000 to $32,877,000 for the six months ended June 30, 1998 from $40,468,000 for the six months ended June
30, 1997. Included in the total operating expenses for the six months ended June 30, 1998 was an acquisition charge of $2,100,000 for certain purchase technology under research and development by ViewPort Development AB. Included in total operating expenses for the six months ended June
30, 1997 were acquisition charges of $5,400,000 for certain purchased technology under research and development by Level Five Research, Inc. and Mastersoft products and technologies at the time of the 1997 acquisitions and restructuring expenses of $5,848,000 relating to the Company's Information Products and certain of the Information Management Tools product lines. Excluding the 1998 and 1997 aforementioned special charges as well as the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $4,611,000 or 20% to $28,214,000 for the six months ended June 30, 1998 compared to $23,603,000 the six months ended
June 30, 1997.

Sales and marketing expenses increased $540,000, or 5%, to $11,766,000 for the six months ended June 30, 1998 from $11,226,000 for the six months ended June 30, 1997. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses increased $590,000, or 6%, for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The increase is the result of the costs relating to the reorganization of the sales and marketing departments. Excluding the sales and marketing expenses associated with the assets sold to Lernout
& Hauspie, sales and marketing expenses were 43% of revenues for the six months ended June 30, 1998 compared to 52% for the six months ended
June 30, 1997.

Product development expenses decreased $625,000 from $10,773,000 for the six months ended June 30, 1997 to $10,148,000 for the six months ended June
30, 1998. Excluding the product development expenses associated with the assets sold to Lernout & Hauspie, product development costs increased by $2,510,000 or 41% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The increase is primarily due to lower capitalized costs for the Company for the six months ended June 30, 1998 as compared to the same period in 1997. The Company's product development costs, excluding the product development expenses associated with the assets sold to Lernout & Hauspie, were 32% of revenues for the six months ended June 30, 1998 compared to 30% of revenues for the six months ended June 30, 1997.

General and administrative expenses increased $1,642,000 to $8,863,000 for the six months ended June 30, 1998 compared to $7,221,000 for the six months ended June 30, 1997. Excluding the administrative expenses associated with the assets sold to Lernout & Hauspie, general and administrative expenses increased $1,511,000, or 22%, for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The increase in general and administrative expenses was primarily due to goodwill amortization related to the Company's acquisitions as well as increases in personnel and facilities costs. General and administrative expenses, excluding the expenses associated with the assets sold to Lernout & Hauspie, were 31% of revenues for the six months ended June 30, 1998 compared to 33% for the six months ended June 30, 1997.

The Company's effective tax rate was influenced in 1998 by the $12,012,000 gain on sale of the assets sold to Lernout & Hauspie in April 1998 and reduction of valuation allowance of approximately $4,000,000 related to the Company deeming that it is more likely than not that certain assets associated with the sale would be recoverable, and the 1998 in-process research and development charge of $2,100,000 discussed above and in 1997 by the in-process research and development charge of $5,400,000 as discussed above. Excluding these special items, the Company's effective tax rate for the six months ended June 30, 1998 was 37% as compared to 38% for the six months ended June 30, 1997.

Excluding the $12,012,000 ($0.77 per share) gain on sale of the assets sold to Lernout & Hauspie and the $2,100,000 ($0.14 per share) write-off related to the ViewPort Development AB in-process research and development, net income and earnings per share for the six months ending June 30, 1998 would have been $900,000 and $0.06, respectively. Excluding the 1997 $3,600,000 ($0.25 per share) Level Five Research, Inc. purchased in process research and development charge; $1,800,000 ($0.13 per share) write-off related to the Mastersoft products and technologies in-process research and development charge; and restructuring expenses of $3,684,000, net of income taxes ($0.26 per share) relating to the Company's Information Products and certain of the Information Management Tools products, net income and earnings per share for the six months ended June 30, 1997 would have been $4,819,000 and $0.32, respectively.

Liquidity and Capital Resources

The Company's operating activities provided cash of $1,673,000 for the six months ended June 30, 1998 compared to $10,210,000 for the six months ended June 30, 1997. The decreased contribution from operating activities of $8,537,000 was primarily due to timing of payments on accounts payable, accrued liabilities, and income taxes in 1998.

The Company's investing activities provided cash of $5,738,000 for the six months ended June 30, 1998 compared to using cash of $22,975,000 for the six months ended June 30, 1997. The increase of $28,713,000 was due to the 1998 proceeds of $19,853,000 received from Lernout & Hauspie for sale of the Company's linguistic software assets; decrease in capitalized product development costs; and decline in acquisition activity. The investing activity in 1998 also included the payment of $1,467,000 to the former principal stockholder of Inso Providence.

The Company's financing activities provided cash of $3,368,000 for the six months ended June 30, 1998 compared to $948,000 for the six months ended
June 30, 1997. The increase of $2,420,000 primarily relates to an increase in the proceeds received from stock option exercises.

As of June 30, 1997, the Company had working capital of $106,176,000. Total cash, cash equivalents, and marketable securities at June 30, 1998 were $96,912,000. The Company believes that funds available, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.

Future Operating Results

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income or earnings per share. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a description of certain factors which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements. Among the factors which may cause the Company's actual results to differ materially from historical results are the following: competitive pressures including price pressures; increased reliance on direct distribution channels which results in lower operating margins; increased personnel costs and competition for experienced personnel; market acceptance of products based on eXtensible Markup Language and Standard Generalized Markup Language; consolidation in the OEM business and potential competition from OEM customers; adverse economic changes in the markets in which the Company does business; difficulties integrating operations and personnel of acquired businesses;
and increasing reliance on international markets. As a result of the sale of the linguistic software assets to Lernout & Hauspie Speech Products N.V., the Company does not expect to receive significant revenues from Microsoft Corporation in future periods.

PART II.  OTHER INFORMATION


Item 4.	 Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company on May 7, 1998, at which a quorum was present, the stockholders approved the following proposals by the number of shares of common stock voted as noted:

Proposal #1 - Election of three Class II directors to serve until the Company's 2001 Annual Meeting of Stockholders and until their successors are elected and qualified.

	                                  Number of Shares
                                 Voted For     Withheld
                                ----------     --------
  Steven R. Vana-Paxhia         12,853,535     604,170
  Stephen O. Jaeger             12,864,800     592,905
  John Guttag                   12,862,068     595,637


The following directors' terms of office continued after the Annual Stockholders' Meeting of
Stockholders:

Ray Stata
William J. Wisneski
Samuel H. Fuller
Ray Shepard
Joseph A. Baute
J.P. Barger
Joanna T. Lau

Proposal #2 - Approval and ratification of an amendment to the Company's 1993 Stock Purchase Plan, which would provide that the number of shares authorized to be issued under the 1993 Stock Purchase Plan, be increased to 450,000 shares.

                                         Number of Shares
                                         ----------------
                      For                7,544,996
                      Against              291,565
                      Abstain               24,278
                      No Vote            5,596,866

Proposal #3 - Approval and ratification of an amendment to the Company's 1996 Stock Incentive Plan, which would provide that the number of shares authorized to be issued under the 1996 Stock Incentive Plan, be increased to 5,000,000 shares.


	                                  Number of Shares
                                   ----------------
                      For          4,918,534
                      Against      2,911,006
                      Abstain         29,754
                      No Vote      5,598,411

Proposal #4 - Approval and ratification of an amendment to the Company's 1996 Non-employee Director Plan which would provide that the number of shares authorized to be issued under the 1996 Non-employee Director Plan be increased to 415,000 shares.

                                   Number of Shares
                                   ----------------
                       For         5,389,418
                       Against     2,911,006
                       Abstain        31,174
                       No Vote     5,598,411

Proposal #5 - Ratification of the selection of Ernst & Young
LLP as independent auditors of the Company for the fiscal year ended December 31, 1998.


                               Number of Shares
                               ----------------
                       For        13,425,802
                       Against        13,385
                       Abstain        18,518



Item 6.     Exhibits and Reports on Form 8-K


(a)  Exhibits

 The following are filed as exhibits to this Form 10-Q


 Exhibit 27		Financial Data Schedule


(b)  Reports on Form 8-K

Registrant filed (1) report on Form 8-K during the quarter ended June 30, 1998.

(i)	Current Report on Form 8-K reporting the sale on April
23, 1998 of the linguistic software assets to Lernout &
Hauspie Speech Products N.V., filed with the Securities and
Exchange Commission on May 7, 1998.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Inso Corporation
Registrant

Date:  August 11, 1998	 /s/ Betty J. Savage
                        -------------------
                        Betty J. Savage
                        Vice President and Chief Financial Officer


Date:  August 11, 1998	/s/ Patricia A. Michaels
                       ------------------------
                       Patricia A. Michaels
                       Corporate Controller
                       (Chief Accounting Officer)