Form 10-Q
period 1998-09-30
INSO CORP
filed 1998-11-16
CIK 917471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 	September 30, 1998

or

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from 	 to

Commission File Number:		0-23384

	       INSO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware                              04-3216243
(State or other jurisdiction          (I.R.S. Employer Identifcation No.)
of incorporation or organization)

31 St. James Avenue, Boston, MA           02116
(Address of principal executive offices)	 (Zip Code)

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
Yes     X 		No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                    Outstanding at November 13, 1998
Common Stock (par value $.01 per share)  15,429,397



INSO CORPORATION
FORM 10-Q INDEX


Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	September 30, 1998 and December 31, 1997

	Condensed Consolidated Statements of Operations
	Three Months Ended September 30, 1998 and 1997

	Condensed Consolidated Statements of Operations
	Nine Months Ended September 30, 1998 and 1997

	Condensed Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 1998 and 1997

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations


Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index



INSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 1998 and DECEMBER 31, 1997
(Unaudited, in thousands except share and per share amounts)


                                          September 30      December 31
                                                  1998             1997
                                               -------      -----------
                               ASSETS
Current assets:
   Cash and cash equivalents                   $ 23,625     $  18,512
   Marketable securities                         64,772        61,945
   Accounts receivable,  net                     31,917        25,889
   Other current assets                           2,628         1,817
                                               --------      --------
   Total current assets                         122,942       108,163

Property and equipment, net                       6,699         7,073
Product development costs, net                   13,037         9,015
Intangible assets, net                            2,995         4,714
Other assets, net                                 6,695         3,201
Deferred income tax benefit, net                  2,528         5,917
                                               --------      --------

TOTAL ASSETS                                 $  154,896     $ 138,083
                                               --------      --------
                                               --------      --------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities  $    5,985    $    3,899
   Accrued salaries, commissions and bonuses      4,613         5,478
   Acquisition related liabilities                    0         1,482
   Unearned revenue                               6,069         3,522
   Royalties payable                                 36         1,266
   Due to Houghton Mifflin Company                    0           396
   Current income taxes payable                   2,119           575
   Deferred income taxes                          3,703         5,987
                                               --------       -------
       Total current liabilities                 22,525        22,605

Commitments and contingencies


Stockholders' equity:
   Preferred stock, $.01 par value;
    1,000,000 shares authorized; none issued
   Common stock, $.01 par value;
    50,000,000 shares authorized; 15,373,478
    and 14,645,611 shares issued in
    1998 and 1997, respectively                    154             146
   Capital in excess of par value              138,849         128,187
   Accumulated deficit                          (4,439)        (10,063)
                                               -------         --------
                                               134,564         118,270
   Unamortized value of restricted shares         (174)           (240)
   Notes Receivable from Stock
     Purchase Agreements                        (1,961)         (2,494)
   Treasury stock, at cost, 5,075 shares
     in 1998 and 1997                              (58)            (58)
                                               --------       ---------
      Total stockholders' equity               132,371         115,478

                                              --------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  154,896       $ 138,083
                                              --------        ---------
                                              --------        ---------


See accompanying notes to unaudited condensed consolidated financial statements



INSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
(Unaudited, in thousands except per share amounts)


                                                    1998         1997
                                                 -------      --------


Net revenues                                      18,707        20,462

Cost of revenues                                   1,933         1,926
                                                --------      --------
   Gross profit                                   16,774        18,536

Operating expenses
   Sales and marketing                             6,244         6,536
   Product development                             4,751         6,089
   General and administrative                      3,553         3,888
   Purchased in-process research and development   7,500
                                                --------      --------
       Total operating expenses                   22,048        16,513
                                                --------      --------

Operating income (loss)                           (5,274)        2,023

Non-operating income:
   Net investment income                          1,446          1,142
                                               --------       --------
Income (loss) before provision for income
   taxes                                         (3,828)         3,165

Provision for income taxes                        1,360          1,176
                                              ---------       ---------

Net income (loss)                                (5,188)         1,989
                                              ---------       ----------
                                              ---------       ----------
Basic Earnings (loss) per share                   (0.34)          0.14
                                              ---------       ----------
                                              ---------       ----------
Diluted Earnings (loss) per share                 (0.34)          0.14
                                              ---------       ----------
                                              ---------       ----------
Weighted Average Shares Outstanding
	Basic                                           15,255         14,364
	Diluted                                         15,255         14,522

See accompanying notes to unaudited condensed consolidated financial statements.


INSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
(Unaudited, in thousands except per share amounts)


                                                     1998         1997
                                                  -------      --------

Net revenues                                       52,552        59,582

Cost of revenues                                    5,604         5,925
                                                  -------       -------

   Gross profit                                    46,948        53,657

Operating expenses
   Sales and marketing                             18,010        17,762
   Product development                             14,899        16,862
   General and administrative                      12,416        11,109
   Restructuring expenses                                         5,848
   Purchased in-process research and development    9,600         5,400
                                                 --------      --------
       Total operating expenses                    54,925        56,981
                                                 --------      --------

Operating loss                                     (7,977)       (3,324)

Non-operating income:
   Net investment income                            3,480         2,918
   Gain on sale of linguistic software net assets  12,012
                                                 --------      --------
Income (loss) before provision for income taxes     7,515          (406)

Provision for income taxes                          1,891         1,870
                                                 --------      --------
Net income (loss)                                   5,624        (2,276)
                                                 --------      --------
                                                 --------      --------
Basic Earnings (loss) per share                      0.38         (0.16)
                                                 --------      ---------
                                                 --------      ---------
Diluted Earnings (loss) per share                    0.36         (0.16)
                                                 --------      ---------
                                                 --------      ---------
Weighted Average Shares Outstanding
	Basic                                             14,942        14,339
	Diluted                                           15,425        14,339

See accompanying notes to unaudited condensed consolidated financial statements.

INSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
 (Unaudited, in thousands of dollars)


                                                          1998       1997
                                                      --------    -------

Cash flows from (used in) operating activities:
 Net income (loss)                                   $   5,624   $ (2,276)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Depreciation and amortization                         6,462      6,398
   Purchased in-process research and development         9,600      5,400
   Deferred income taxes                                 1,105     (3,496)
   Restructuring expenses                                           5,045
   Gain on sale of linguistic software net assets      (12,012)
                                                     ---------    --------
                                                        10,779     11,071
 Changes in operating assets and liabilities:
  Accounts receivable                                   (7,511)      (303)
  Accounts payable and accrued liabilities              (4,107)      (234)
  Current income taxes                                   1,935      5,449
  Royalties payable                                     (1,230)      (478)
  Due to Houghton Mifflin Company                         (396)      (458)
  Other assets and liabilities                             (14)     3,532
                                                     ---------    --------
     Net cash (used in) provided
      by operating activities                            (544)     18,579

Cash flows from (used in) investing activities:
  Property and equipment expenditures                   (2,835)    (3,447)
  Capitalized product development costs                 (3,314)    (5,215)
  Acquisitions, net of cash acquired                   (15,793)    (9,642)
  Net purchase of marketable securities                 (2,827)    (5,300)
  Proceeds from the sale of linguistic
    software net assets                                 19,853
                                                    ----------    --------
     Net cash used in investing activities              (4,916)   (23,604)

Cash flows from (used in) financing activities:
  Net proceeds from issuance of common stock            10,040      1,480
  Proceeds from the payment of notes receivable
    underlying Stock Purchase Agreements                   533
                                                     ---------    --------
     Net cash provided by financing activities          10,573      1,480
                                                     ---------    --------

Net increase (decrease) in cash and cash equivalents     5,113     (3,545)

Cash and cash equivalents at beginning of period        18,512     34,280
                                                     ---------    ---------
Cash and cash equivalents at end of period          $   23,625   $ 30,735
                                                     ---------    --------
                                                     ---------    --------
Supplementary Information:
    Investment in Information Please LLC            $     400       2,620
                                                     ---------    --------
                                                     ---------    --------
See accompanying notes to unaudited condensed consolidated financial statements.


INSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Unaudited)
September 30, 1998

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997.

Note 2.	Earnings Per Share

In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No.
128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. Basic earnings per share is calculated based on the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of dilutive stock options representing 158,000 shares for the three months ended September 30, 1997 and 483,000 shares for the nine months ended
September 30, 1998.

Note 3.   Recent Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 130 "Reporting Comprehensive Income" (SFAS 130).
SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 did not have a material impact on the Company's financial position or results of operations for the three and nine-month periods ended September 30, 1998.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1) "Accounting for the
Costs of Computer Software Developed or Obtained for Internal
Use". SOP 98-1 requires the capitalization of certain costs related to the development of software for internal use. The adoption of SOP
98-1 did not have a material impact on the Company's financial position or results of operations for the three and nine-month periods ended September 30, 1998.

Note 4.	Sale of linguistic software net assets

On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V. for $19,500,000, plus an additional amount for certain receivables net of certain liabilities.
Lernout & Hauspie paid the purchase price 50% in cash and 50% in the form of a note that was converted into shares of Lernout & Hauspie common stock in June 1998. The Company sold the Lernout & Hauspie common stock in June 1998. Lernout & Hauspie paid for the other net assets in cash. Included in the assets transferred to Lernout & Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology acquired with the Level Five Research, Inc. 1997 acquisition, and all customer and supplier agreements related to those products. In connection with the sale, the Company recorded direct transaction costs; costs to write-off capitalized software and other assets; estimated lease and facility costs; and other accruals for costs directly associated with the sale. As a result, the Company reported in the quarter ended June 30, 1998, a gain of $12,012,000. In addition, the Company's valuation allowance on its deferred tax assets was reduced by approximately $4,000,000 as management deemed that it is more likely than not that these assets would be realized.


Note 5.	    Acquisitions

MediaBank

On August 28, 1998, the Company acquired the intellectual property and certain other assets of Bitstream's MediaBank media asset management system and related technologies for $11,900,000 using available cash.
The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition.
The purchase price has been allocated on the basis of the estimated fair market value of assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1998 of $7,500,000, or $0.49 per share.

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

Level Five Research, Inc.

On April 22, 1997, the Company acquired all of the outstanding capital stock of Level Five Research, Inc. from Information Builders, Inc. for
$5,000,000 using available cash. Level Five Research, Inc., which operated as Inso Florida Corporation prior to the sale of its assets to Lernout &
Hauspie Speech Products N.V. (see Note 4 above), is a developer of software and systems that apply intelligent technologies to data access management.
The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition.
The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated research results for the quarter ended June 30, 1997 of $3,600,000, or $0.25 per share.

Mastersoft

On February 6, 1997, the Company acquired the intellectual property and certain other assets of Adobe Systems Incorporated's document access and conversion business, formerly known as Mastersoft, for $2,950,000 using available cash. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1997 of $1,800,000, or $0.13 per share.

Unaudited pro forma net revenues, net income (loss) and earnings (loss) per share shown below for the nine months ended September 30, 1998 assumes the acquisition of MediaBank and ViewPort Development AB occurred on January 1, 1998 and for the nine months ended September
30, 1997, assumes the acquisitions of MediaBank, ViewPort Development AB,
Henderson Software, Inc., Level Five Research Inc. and Mastersoft occurred on January 1, 1997. Therefore, the nine months ended September 30, 1997, presented below, includes the write-off of certain purchased technology under research and development of $7,500,000 relating to MediaBank, $2,100,000 relating to ViewPort Development AB and $700,000 relating to Henderson Software, Inc.



                                  Nine months ended         Nine months ended
                                 September 30, 1998        September 30, 1997
                                   ----------------         ----------------
Net Revenues                     $55,825,000              $63,620,000

Net income (loss)                $ 3,880,000              $(14,039,000)

Diluted earnings (loss)
  per share                      $      0.25              $      (0.98)


Note 5.	Accounting Policies

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

Note 6.  Subsequent Events

On November 11, 1998, the Company entered into a definitive agreement to acquire all of the outstanding stock of Sherpa Systems Corporation.
Sherpa is a provider of product data management solutions that manage mission-critical information through the product lifecycle process of design, testing, manufacturing, and delivery. The transaction will be accounted for as a purchase and will include the purchase of certain technology under research and development. All of the outstanding shares of Sherpa common stock will be exchanged for cash of approximately $28,500,000 and 1,500,000 warrants. The warrants have a 24-month term and the right to purchase shares of the Company's common stock at an exercise price of $23.50 per share. The total value of the acquisition is expected to be approximately $35,000,000. Completion of the transaction is subject to certain conditions, including expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Revenues for the three months ended September 30, 1998 decreased $1,755,000, or 9%, to $18,707,000 compared to $20,462,000 for the three months ended September 30, 1997. On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V. (Lernout & Hauspie) for $19,500,000, plus an additional amount for certain receivables net of certain liabilities. Included in the assets transferred to Lernout & Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology, and all customer and supplier agreements related to those products. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues grew approximately 46% to $18,707,000 for the three months ended September 30, 1998 compared to $12,844,000 for the three months ended September 30, 1997. Excluding the revenues associated with the assets sold to Lernout & Hauspie, revenues from direct sales to corporations represented 74% of the revenue total for the quarter ended September 30, 1998 and a 60% increase over the quarter ended
September 30, 1997. Additionally, of the total revenues in 1998, less than 10% were revenues from the acquisitions of MediaBank, ViewPort Development and Henderson Software, Inc.

Gross profit decreased $1,762,000, or 10%, from $18,536,000 for the three months ended September 30, 1997 to $16,774,000 for the three months ended September 30, 1998. Excluding the gross profit associated with the assets sold to Lernout & Hauspie, gross profit increased $4,995,000, or 42%, to $16,774,000 for the three months ended September 30, 1998 from $11,779,000 for the three months ended September 30, 1997. Gross profit as a percentage of revenues, excluding the gross profit associated with the assets sold to Lernout & Hauspie, was 90% for the three months ended September 30, 1998 compared to 92% for the three months ended September 30, 1997. The decrease in gross profit percentage in 1998 was primarily due to an increase in amortization expense for capitalized software in 1998.

Total operating expenses increased $5,535,000 to $22,048,000 for the three months ended September 30, 1998 from $16,513,000 for the three months ended September 30, 1997. Included in total operating expenses for the three months ended September 30, 1998 was an acquisition charge of $7,500,000 for certain purchased technology under research and development by MediaBank media asset management system at the time of the 1998 acquisition.
Excluding that charge as well as the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $695,000, or 5%, to $14,548,000 for the three months ended September 30, 1998 compared to $13,853,000 the three months ended September 30, 1997.

Sales and marketing expenses decreased $292,000 to $6,244,000 for the three months ended September 30, 1998 from $6,536,000 for the three months ended September 30, 1997. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses declined slightly for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Sales and marketing expenses were 33% of revenues for the three months ended September 30, 1998 compared to 49% for the three months ended September 30, 1997, excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie. The decline from September 30, 1997 is the result of the reorganization of the sales and marketing departments and changes in marketing initiatives. The decline in sales and marketing expenses as a percentage of revenues is due to the increase in revenues at a more rapid rate than sales and marketing expenses.

Product development expenses decreased $1,338,000 from $6,089,000 for the three months ended September 30, 1997 to $4,751,000 for the three months ended September 30, 1998. Excluding the product development expenses associated with the assets sold to Lernout & Hauspie, product development costs increased by $579,000, or 14%, for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase is due to the Company's increased investment in viewing and information sharing and distribution products as well as increased product development expenses for the Company's 1998 acquisitions. The Company's product development costs, excluding the product development expenses associated with the assets sold to Lernout & Hauspie, were 25% of revenues for the three months ended September 30, 1998 compared to 32% of revenues for the three months ended September 30, 1997. The decline in product development expenses as a percentage of revenues is due to the increase in revenues at a more rapid rate than product development expenses.

General and administrative expenses decreased $335,000 to $3,553,000 for the three months ended September 30, 1998 compared to $3,888,000 for the three months ended September 30, 1997. Excluding the administrative expenses associated with the assets sold to Lernout & Hauspie, general and administrative expenses increased $170,000, or 5%, for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.
The increase in general and administrative expenses was primarily due to costs associated with the Company's facilities and amortization expenses due to the Company's acquisitions. General and administrative expenses, excluding the expenses associated with the assets sold to Lernout & Hauspie, were 19% of revenues for the three months ended September 30, 1998 compared to 26% for the three months ended September 30, 1997.

The 1998 in-process research and development charge discussed above influenced the Company's effective tax rate for 1998. Excluding that charge, the Company's effective tax rate for the three months ended September 30, 1998 and 1997 was 37%.

Excluding the $7,500,000 ($0.49 per share) purchased in-process research and development charge, net income and earnings per share for the quarter ended September 30, 1998 would have been $2,312,000 and $0.15 per share, respectively, compared to $1,989,000, and $0.14 per share for the quarter ended September 30, 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Revenues for the nine months ended September 30, 1998 decreased $7,030,000, or 12%, to $52,552,000 compared to $59,582,000 for the nine months ended September 30, 1997. As mentioned above, on April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues grew approximately 35% to $45,174,000 for the nine months ended September 30, 1998 compared to $33,340,000 for the nine months ended September 30, 1997. Excluding the revenues associated with the assets sold to Lernout & Hauspie, revenues from direct sales to corporations represented approximately
67% of the revenue total for the nine months ended September 30, 1998 and grew by 44% over the nine months ended September 30, 1997.
Additionally, of the total revenues in 1998, less than 5% were revenues from the acquisitions of MediaBank, ViewPort Development and Henderson Software, Inc.

Gross profit decreased $6,709,000, or 13%, from $53,657,000 for the nine months ended September 30, 1997 to $46,948,000 for the nine months ended September 30, 1998. Excluding the gross profit associated with the assets sold to Lernout & Hauspie, gross profit increased $10,222,000, or 34%, to $40,489,000 for the nine months ended September 30, 1998 from $30,267,000 for the nine months ended September 30, 1997. Gross profit as a percentage of revenues, excluding the gross profit associated with the assets sold to Lernout & Hauspie, was 90% for the nine months ended September 30, 1998 compared to 91% for the nine months ended September 30, 1997.

Total operating expenses decreased $2,056,000 to $54,925,000 for the nine months ended September 30, 1998 from $56,981,000 for the nine months ended September 30, 1997. Included in the total operating expenses for the nine months ended September 30, 1998 were acquisition charges of $9,600,000 for certain purchased technology under research and development by MediaBank media asset management system and ViewPort Development AB at the time of the 1998 acquisitions. Included in total operating expenses for the nine months ended September 30, 1997 were acquisition charges of $5,400,000 for certain purchased technology under research and development by Level Five Research, Inc. and Mastersoft products and technologies at the time of the 1997 acquisitions and restructuring expenses of $5,848,000 relating to the Company's Information Products and certain of the Information Management Tools product lines. Excluding the 1998 and 1997 aforementioned special charges as well as the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $5,305,000, or 14%, to $42,762,000 for the nine months ended September 30, 1998 compared to $37,457,000 for the nine months ended September 30, 1997.

Sales and marketing expenses increased $248,000, or 1%, to $18,010,000 for the nine months ended September 30, 1998 from $17,762,000 for the nine months ended September 30, 1997. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses increased $536,000, or 3%, for the nine months ended September
30, 1998 compared to the nine months ended September 30, 1997. The increase is the result of the costs relating to the reorganization of the sales and marketing departments. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses were 39% of revenues for the nine months ended September 30, 1998 compared to 51% for the nine months ended September 30, 1997. The decline in sales and marketing expenses as a percentage of revenues is due to the increase in revenues at a more rapid rate than the increase in sales and marketing expenses.

Product development expenses decreased $1,963,000, or 12%, from $16,862,000 for the nine months ended September 30, 1997 to $14,899,000 for the nine months ended September 30, 1998. Excluding the product development expenses associated with the assets sold to Lernout & Hauspie, product development costs increased by $3,089,000, or 30%, for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase is primarily due to lower capitalized costs for the nine months ended September 30, 1998 as compared to the same period in 1997 and additional development expenses for the Company's 1998 acquistions. The Company's product development costs, excluding the product development expenses associated with the assets sold to Lernout & Hauspie, were 30% of revenues for the nine months ended September 30, 1998 compared to 31% of revenues for the nine months ended September 30, 1997.

General and administrative expenses increased $1,307,000 to $12,416,000 for the nine months ended September 30, 1998 compared to $11,109,000 for the nine months ended September 30, 1997. Excluding the administrative expenses associated with the assets sold to Lernout & Hauspie, general and administrative expenses increased $1,680,000, or 16%, for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase in general and administrative expenses was primarily due to goodwill amortization related to the Company's acquisitions as well as increases in personnel and facilities costs. General and administrative expenses, excluding the expenses associated with the assets sold to Lernout & Hauspie, were 26% of revenues for the nine months ended September
30, 1998 compared to 31% for the nine months ended September 30, 1997.

The $12,012,000 gain on sale of the assets sold to Lernout & Hauspie in April 1998, the reduction of valuation allowance of approximately $4,000,000 related to the Company deeming that it is more likely than not that certain assets associated with the sale would be realized, and the 1998 in-process research and development charges of $9,600,000 influenced the Company's
1998 effective tax rate. The Company's 1997 effective tax rate was also influenced by the in-process research and development charges of $5,400,000 as discussed above. Excluding these special items, the Company's effective tax rate for the nine months ended September 30, 1998 and 1997 was 37%.

Excluding the $12,012,000 ($0.77 per share) gain on sale of the assets sold to Lernout & Hauspie and the $9,600,000 ($0.63 per share) write-off related to the MediaBank and ViewPort Development AB in-process research and development charge, net income and earnings per share for the nine months ending September 30, 1998 would have been $3,212,000 and $0.21, respectively. Excluding the 1997 $5,400,000 ($0.38 per share) Level Five Research, Inc.
and Mastersoft products and technologies purchased in process research and development charge and restructuring expenses of $3,684,000, net of income taxes ($0.26 per share) relating to the Company's Information Products and certain of the Information Management Tools products, net income and earnings per share for the nine months ended September 30, 1997 would have been $6,808,000 and $0.46, respectively.

Liquidity and Capital Resources

The Company's operating activities used cash of $544,000 for the nine months ended September 30, 1998 compared to providing cash of $18,579,000 for the nine months ended September 30, 1997. The decreased contribution from operating activities of $19,123,000 was primarily due to an increase in accounts receivable in 1998 and the timing of payments on accounts payable, accrued liabilities, and income taxes in 1998.

The Company's investing activities used cash of $4,916,000 for the nine months ended September 30, 1998 compared to $23,604,000 for the nine months ended September 30, 1997. The decrease of $18,688,000 was due to the 1998 proceeds of $19,853,000 received from Lernout & Hauspie for the sale of the Company's linguistic software assets; a decrease in capitalized product development costs; and a decline in net purchases of marketable securities offset by an increase in acquisition activity. The investing activity in 1998 also included the payment of $1,467,000 to the former principal stockholder of Inso Providence.

The Company's financing activities provided cash of $10,573,000 for the nine months ended September 30, 1998 compared to $1,480,000 for the nine months ended September 30, 1997. The increase of $9,093,000 primarily relates to an increase in the proceeds received from stock option exercises and proceeds from repayment of notes receivable underlying Stock Purchase Agreements.

On November 11, 1998, the Company entered into a definitive agreement to acquire all of the outstanding stock of Sherpa Systems Corporation. The transaction will be accounted for as a purchase and will include the purchase of certain technology under research and development. All of the outstanding shares of Sherpa common stock will be exchanged for cash of approximately $28,500,000 and 1,500,000 warrants. The warrants have a 24-month term and the right to purchase shares of the Company's common stock at an exercise price of $23.50 per share. The total value of the acquisition is expected to be approximately $35,000,000. Completeion of the transaction is subject to certain conditions, including expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act.

As of September 30, 1998, the Company had working capital of $100,417,000. Total cash, cash equivalents, and marketable securities at September 30, 1998 were $88,397,000. The Company believes that funds available, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.

Year 2000 Issues

The Company's plan to resolve its Year 2000 issues for both its internal systems as well as the products it sells involves the following four phases: assessment, remediation, testing, and implementation. The Company is performing all four phases concurrently and expects to be finished by mid 1999. The Company will primarily utilize internal resources to complete its plan. The total costs to date for the Company have not been material. The Company believes that the incremental costs of bringing its internal systems into compliance will not be materially greater than its ongoing costs of maintaining and upgrading the systems. In addition, based on a review of its product lines, the Company does not believe that any of the products that is has sold and will continue to sell requires remediation to be year 2000 compliant.

The Company's management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not completed all four phases of its Year 2000 plan. Based upon current information, the Company believes that the completion of the Year 2000 issues should not have a material adverse effect on the Company, its financial position, or results of operations. However, there can be no assurances.

The Company will determine if contingency plans are needed for any aspect of the business with respect to the Year 2000 issues (including most reasonable likely worst case Year 2000 scenarios) and if so will create those contingency plans in 1999.

Future Operating Results

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income, earnings per share or cash flows. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a description of certain factors which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements. Among the factors which may cause the Company's actual results to differ materially from historical results are the following: competitive pressures including price pressures; increased reliance on direct distribution channels which results in lower operating margins; increased personnel costs and competition for experienced personnel; market acceptance of products based on eXtensible Markup Language and Standard Generalized Markup Language; consolidation in the OEM business and potential competition from OEM customers; adverse economic changes in the markets in which the Company does business; difficulties integrating operations and personnel of acquired businesses; and increasing reliance on international markets. As a result of the sale of the linguistic software assets to Lernout & Hauspie Speech Products N.V., the Company does not expect to receive significant revenues from Microsoft Corporation in future periods.

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K


(a)  Exhibits

 The following are filed as exhibits to this Form 10-Q


 Exhibit 27		Financial Data Schedule


(b)  Reports on Form 8-K

Registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.




SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Inso Corporation
Registrant

Date:  November 13, 1998   /s/ Betty J. Savage
                           -------------------
                           Betty J. Savage
                           Vice President and Chief Financial Officer


Date:  November 13, 1998   /s/ Patricia A. Michaels
                           ------------------------
                           Patricia A. Michaels
                           Corporate Controller
                           (Chief Accounting Officer)