Form 10-Q/A
period 1998-03-31
INSO CORP
filed 1999-03-31
CIK 917471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                Amendment No.1 on
                                   FORM 10-Q/A

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             MARCH 31, 1998
                               -------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                                -------------------------      -----------------

Commission File Number:     000-23384
                       ---------------------------------------------------------

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

                                (617) 753 - 6500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
                                              Yes                 No    X
                                                 --------           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                         OUTSTANDING AT MAY 12, 1998
---------------------------------------     ------------------------------------
Common Stock (par value $.01 per share)                 14,889,141

                                     1 of 16

                                INSO CORPORATION
                         AMENDMENT NO. 1 ON FORM 10-Q/A



       AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998 RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 with the Securities and Exchange Commission, Inso Corporation (the "Company") discovered certain errors and irregularities that ultimately affected the dollar amount of previously reported revenues from license transactions for the three months ended March 31, 1998. As a result of these errors and irregularities, the Company has restated revenues and the results of operations in its interim financial statements for the three months ended March 31, 1998 (see Note 1 to the Unaudited Condensed Consolidated Financial Statements).

The Company, in consultation with its independent accountants, also has determined to adjust the amounts originally allocated to acquired in-process research and development for the acquisition of ViewPort Development AB for the quarter ended March 31, 1998 to reflect the new methodology set forth in the September 15, 1998 letter from the Securities and Exchange Commission Staff to the American Institute of Certified Public Accountants (see Note 1 to the Unaudited Condensed Consolidated Financial Statements).

 In addition to the above, the Company reclassified for 1998 and 1997 certain service and support costs from sales and marketing expense to cost of revenues.

Unless otherwise stated, information in the originally filed Form 10-Q is presented as of the original filing date, and has not been updated in this amended filing. Quarterly financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements.

                                INSO CORPORATION
                                 FORM 10-Q INDEX


                                                                        PAGE NO.
                                                                        --------
Part I.    Financial Information - Restated

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
           March 31, 1998 and December 31, 1997                             4

           Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 1998 and 1997                       5

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1998 and 1997                       6

           Notes to Condensed Consolidated Financial Statements          7-12

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          13-15


Part II.   Other Information


Item 6.    Exhibits and Reports on Form 8-K                                16

           Signatures                                                      16

           Exhibit Index

PART I - FINANCIAL INFORMATION - RESTATED

ITEM 1. FINANCIAL STATEMENTS

                                INSO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1998 AND DECEMBER 31, 1997
                (UNAUDITED, IN THOUSANDS EXCEPT SHARE AMOUNTS)



                                                          March 31         December 31
                                                            1998              1997
                                                        ------------       -----------
                      ASSETS                             (Restated)

Current assets:
  Cash and cash equivalents                             $     5,431        $    18,512
  Marketable securities                                      67,084             61,945
  Accounts receivable, net                                   27,835             25,889
  Other current assets                                        3,408              1,817
                                                        ------------       -----------
    Total current assets                                    103,758            108,163

Property and equipment, net                                   8,081              7,073
Product development costs, net                                9,315              9,015
Intangible assets, net                                        5,838              4,714
Other assets, net                                             3,272              3,201
Deferred income tax benefit, net                              5,917              5,917
                                                        ------------       -----------
TOTAL ASSETS                                            $   136,181        $   138,083
                                                        ------------       -----------
                                                        ------------       -----------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities              $     4,770        $     3,899
  Accrued salaries, commissions and bonuses                   3,683              5,478
  Acquisition related liabilities                                 0              1,482
  Unearned revenue                                            4,183              3,522
  Royalties payable                                           1,075              1,266
  Due to Houghton Mifflin Company                               506                396
  Current income taxes payable                                  332                575
  Deferred income taxes                                       5,987              5,987
                                                        ------------       -----------
    Total current liabilities                                20,536             22,605

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized; none issued
  Common stock, $.01 par value, 50,000,000 shares
    authorized; 14,743,389 and 14,645,611 shares
    issued in 1998 and 1997, respectively                       147                146
  Capital in excess of par value                            129,309            128,187
  Accumulated deficit                                       (11,062)           (10,063)
                                                        ------------       -----------
                                                            118,394            118,270

  Unamortized value of restricted shares                       (197)              (240)
  Notes Receivable from Stock Purchase Agreements            (2,494)            (2,494)
  Treasury stock, at cost                                       (58)               (58)
                                                        ------------       -----------
    Total stockholders' equity                              115,645            115,478
                                                        ------------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   136,181        $   138,083
                                                        ------------       -----------
                                                        ------------       -----------

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                            1998              1997
                                                        ------------       -----------
                                                         (Restated)
Net revenues                                            $     16,810       $    19,062

Cost of revenues                                               2,783             1,976
                                                        ------------       -----------

  Gross profit                                                14,027            17,086

Operating expenses
  Sales and marketing                                          5,422             3,963
  Product development                                          5,646             4,605
  General and administrative                                   4,509             2,733
  Purchased in-process research and development                  600             1,800
                                                        ------------       -----------
    Total operating expenses                                  16,177            13,101
                                                        ------------       -----------
Operating income (loss)                                       (2,150)            3,985

Net investment income                                            917             1,082
                                                        ------------       -----------
Income (loss) before provision for income taxes               (1,233)            5,067

Provision (benefit) for income taxes                            (234)            2,559
                                                        ------------       -----------
Net income (loss)                                       $       (999)      $     2,508
                                                        ------------       -----------
                                                        ------------       -----------

Basic earnings (loss) per share                         $      (0.07)      $      0.18
                                                        ------------       -----------
                                                        ------------       -----------
Diluted earnings (loss) per share                       $      (0.07)      $      0.17
                                                        ------------       -----------
                                                        ------------       -----------

Weighted Average Shares Outstanding:
  Basic                                                       14,701            14,313
  Diluted                                                     14,701            14,831

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                       (UNAUDITED, IN THOUSANDS OF DOLLARS)


                                                            1998              1997
                                                        ------------       -----------
                                                         (Restated)
Cash flows from (used in) operating activities:
  Net income (loss)                                     $       (999)       $    2,508
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                              2,126             2,663
    Purchased in-process research and development                600             1,800
                                                        ------------       -----------
                                                               1,727             6,971

Changes in operating assets and liabilities:
  Accounts receivable                                         (1,900)            1,112
  Accounts payable and accrued liabilities                      (807)           (2,091)
  Current income taxes                                          (314)            1,782
  Royalties payable                                             (191)             (312)
  Net due to affiliates                                          110              (405)
  Other assets and liabilities                                (1,033)             (595)
                                                        ------------       -----------
    Net cash (used in) provided by operating
      activities                                              (2,408)            6,462

Cash flows from (used in) investing activities:
  Property and equipment expenditures                         (1,721)           (1,025)
  Capitalized product development costs                         (940)           (2,237)
  Acquisitions, net of cash acquired                          (3,893)           (4,240)
  Net purchase of marketable securities                       (5,139)           (3,857)
                                                        ------------       -----------
    Net cash used in investing activities                    (11,693)          (11,359)

Cash flows from (used in) financing activities:
  Net proceeds from issuance of common stock                   1,020               630
                                                        ------------       -----------
    Net cash provided by financing activities                  1,020               630
                                                        ------------       -----------
Net decrease in cash and cash equivalents                    (13,081)           (4,267)

Cash and cash equivalents at beginning of period              18,512            34,280
                                                        ------------       -----------
Cash and cash equivalents at end of period              $      5,431       $    30,013
                                                        ------------       -----------
                                                        ------------       -----------

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998



Note 1.    RESTATEMENT OF FINANCIAL STATEMENTS

           Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 with the Securities and Exchange Commission, the Company discovered certain errors and irregularities during its year end audit that ultimately affected the timing and dollar amount of previously reported revenues. In January and February 1999, the Company performed an investigation, including additional procedures to determine the extent of the errors and irregularities. As a result of these procedures and the information now known or disclosed, the Company has concluded that two transactions were improperly reported as revenue for the three months ended March 31, 1998 (as well as other transactions in the subsequent two quarters). As a result, the Company has restated revenues and the results of operations in its interim financial statements for the three months ended March 31, 1998.

           In its investigation, the Company discovered irregularities that relate primarily to side agreements and other terms and conditions with a number of foreign distributors that have resulted or could result in significant concessions or allowances that were not known or accounted for when the revenue was previously reported as earned.

           The Company, in consultation with its independent accountants, also has adjusted the amounts originally allocated to acquired in-process research and development for the acquisition of ViewPort Development AB for the quarter ended March 31, 1998 to reflect the new methodology set forth in the September 15, 1998 letter from the Securities and Exchange Commission Staff to the American Institute of Certified Public Accountants. As a result, the Company has decreased the amount of the purchase price allocated to acquired in-process research and development and increased the amount allocated to technology, other intangibles and goodwill. Specifically, the Company reduced the amount of the previously reported charge for in-process research and development from $2,100,000 to $600,000, increased purchased technology by $200,000, increased other intangibles by $230,000, and increased goodwill by $1,070,000.

           In addition to the above, the Company reclassified for 1998 and 1997 certain service and support costs from sales and marketing expense to cost of revenues.

           As a result of the foregoing, the Company's consolidated revenues and results of operations for the three months ended March 31, 1998 and its financial position at March 31, 1998 have been restated as follows:

                                                     For the three months
                                                     ended March 31, 1998
STATEMENT OF OPERATIONS DATA:                     (As reported)   (Restated)
-------------------------------------------------------------------------------
(in thousands, expect per share amounts)

Net revenues                                         $17,632        $16,810

Cost of revenues                                       2,270          2,783

Gross profit                                          15,362         14,027

Purchased in-process research and development          2,100            600

Sales and marketing expenses                           5,916          5,422

Total operating expenses                              18,142         16,177

Operating loss                                        (2,780)        (2,150)

Provision (benefit) for taxes                             88           (234)

Net loss                                              (1,951)          (999)

Basic loss per share                                  ($0.13)        ($0.07)
                                                     ---------      ---------
                                                     ---------      ---------
Diluted loss per share                                ($0.13)        ($0.07)
                                                     ---------      ---------
                                                     ---------      ---------

                                                   AS OF MARCH 31, 1998
           BALANCE SHEET DATA:                  (As reported)   (Restated)
-------------------------------------------------------------------------------
           (in thousands)

Accounts receivable                                 $28,721      $27,835

Total current assets                                104,644      103,758

Product development costs, net                        8,934        9,315

Intangible assets, net                                4,767        5,838

Total assets                                        135,615      136,181

Unearned revenue                                      4,246        4,183

Total current liabilities                            20,922       20,536

Total stockholders' equity                          114,693      115,645

For the three months ended March 31, 1997, the Company reclassified $401,000 for certain service and support costs from sales and marketing expense to cost of revenues.

Note 2.    BASIS OF PRESENTATION

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


Note 3.    EARNINGS PER SHARE

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

           The following table sets forth the computation of basic and diluted earnings per share.

                                                                           For the three months
                                                                              ended March 31,
                                                                           1998            1997
                                                                           --------------------
                                                                           (Restated)

           Numerator:
              Numerator for basic and diluted earnings per share:
              Net (loss) income                                              ($999)      $2,508

           Denominator:
              Denominator for basic earnings per
                 share-weighted average shares                              14,701       14,313

           Effect of dilutive securities:
           Employee stock options                                                           518
                                                                            ------       ------

           Denominator for diluted earnings per share-
                 adjusted weighted-average shares                           14,701       14,831


           Basic (loss) earnings per share                                  ($0.07)       $0.18
                                                                            ------       ------
                                                                            ------       ------
           Diluted (loss) earnings per share                                ($0.07)       $0.17
                                                                            ------       ------
                                                                            ------       ------

Note 4.    RECENT ACCOUNTING PRONOUNCEMENTS

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

Note 5.    ACQUISITIONS

           VIEWPORT DEVELOPMENT AB

           On March 12, 1998, the Company acquired all of the outstanding capital stock of ViewPort Development AB for $2,500,000 using available cash. ViewPort, through its wholly owned subsidiary Synex Information AB, is a developer of browser engines and application development toolkits for viewing Standard Generalized Markup Language information. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1998 of $600,000, or $0.04 per share. Intangible assets of $1,829,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives ranging from one to five years.

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

           Unaudited pro forma net revenues, net loss and net loss per share shown below for the three months ended March 31, 1998 assumes the acquisitions of ViewPort AB occurred on January 1, 1998 and for the three months ended March 31, 1997, assumes the acquisitions of ViewPort AB, Mastersoft, Level Five Research, Inc., and Henderson Software, Inc. occurred on January 1, 1997. Therefore, the three months ended March 31, 1997, presented below, includes the write-off of certain purchased technology under research and development of $600,000 relating to ViewPort AB, $3,600,000 relating to Level Five Research, Inc., and $700,000 relating to Henderson Software, Inc.

                                             Three months ended           Three months ended
                                               March 31, 1998               March 31, 1997
                                               --------------               --------------
                                                 (Restated)                    (Restated)
                Net revenues                    $16,927,000                   $19,767,000

                Net loss                        $(1,059,000)                  $(2,724,000)

                Net loss per share              $     (0.07)                  $     (0.19)

Note 6.    ACCOUNTING POLICIES

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

Note 7.    SUBSEQUENT EVENTS

           On April 23 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V. for $19,500,000, plus an additional amount for certain receivables net of certain liabilities. The purchase price was paid 50% in cash and 50% in the form of a note, due June 30, 1998, bearing interest at 5.5% and secured by a letter of credit issued by Banque Paribas. The note will be converted into shares of Lernout & Hauspie common stock having a market value equal to $9,750,000 plus accrued interest assuming shares having such a value are delivered to the Company and are available for public resale before June 30, 1998. The additional consideration for the other net assets was paid in cash. Included in the assets transferred to Lernout & Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology acquired with the Level Five Research, Inc. acquisition (see Note 5), and all customer and supplier agreements related to those products. The Company expects to report in the quarter ended June 30, 1998, a net after-tax gain of approximately $12 million to $13 million as a result of the transaction.

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

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


As a result of the restatement of the Company's financial statements for the first quarter of 1998, certain information contained in this item related to such period has changed from that which appeared in the Company's originally filed Form 10-Q for that period.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues for the three months ended March 31, 1998 decreased $2,252,000, or 12%, to $16,810,000 compared to $19,062,000 for the three months ended March 31, 1997. Net revenues for the quarter ended March 31, 1997, of $19,062,000 included certain revenues from Microsoft Corporation, which are no longer recurring. Excluding the 1997 Microsoft revenues which are no longer recurring, net revenues for the quarter ended March 31, 1998 increased approximately 34% over net revenues for the quarter ended March 31, 1997. Of the total revenues in 1998, less than 5% were revenues from the acquisitions of ViewPort Development AB, Mastersoft, Level Five Research, Inc., and Henderson Software, Inc. Direct and distribution product revenues grew by approximately 25% over the quarter ended March 31, 1997 due primarily to increases in Dynamic Document Exchange and Electronic Publishing Solutions products. On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V. (Lernout & Hauspie) for $19,500,000. Included in the assets transferred to Lernout & Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology, and all customer and supplier agreements related to those products. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues for the three months ended March 31, 1998 and 1997 were $10,362,000 and $9,084,000, respectively.

Gross profit decreased $3,059,000, or 18%, from $17,086,000 for the three months ended March 31, 1997 to $14,027,000 for the three months ended March 31, 1998. Gross profit as a percentage of revenues for the three months ended March 31, 1998 was 83% compared to 90% for the three months ended March 31, 1997. The decrease in gross profit percentage was primarily attributable to higher revenues from International CorrectSpell, International Electronic
Thesaurus, and bilingual electronic dictionaries in the quarter ended March 31, 1998, which carry higher royalty burdens.

Total operating expenses increased $3,076,000 to $16,177,000 for the three months ended March 31, 1998 from $13,101,000 for the three months ended March 31, 1997. Included in total operating expenses for the three months ended March 31, 1998 was an acquisition charge of $600,000 for certain purchased technology under research and development by ViewPort Development AB at the time of the March 12, 1998 acquisition. Included in total operating expenses for the three months ended March 31, 1997 was an acquisition charge of $1,800,000 for certain purchased technology under research and development by Mastersoft at the time of the 1997 acquisition. Excluding the 1998 and 1997 aforementioned acquisition charges as well as the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $4,811,000, or 55%, for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

Sales and marketing expenses increased $1,459,000 to $5,422,000 for the three months ended March 31, 1998 from $3,963,000 for the three months ended March 31, 1997. The increase reflects increased costs for the reorganization of sales and marketing departments. Sales and marketing expenses were 32% of revenues for the three months ended March 31, 1998 compared to 21% for the three months ended March 31, 1997. Product development expenses increased $1,041,000 from $4,605,000 for the three months ended March 31, 1997 to

$5,646,000 for the three months ended March 31, 1998. The increase in product development costs was primarily due to the lower capitalized costs for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The Company's total product development costs, including capitalized costs, were $6,586,000, or 39% of revenues, for the three months ended March 31, 1998 compared to $6,842,000, or 36% of revenues, for the three months ended March 31, 1997. General and administrative expenses increased $1,776,000 to $4,509,000 for the three months ended March 31, 1998 compared to $2,733,000 for the three months ended March 31, 1997. General and administrative expenses were 27% of revenues for the three months ended March 31, 1998 compared to 14% for the three months ended March 31, 1997. The increase in general and administrative expenses was primarily due to goodwill amortization related to the Company's acquisitions as well as increases in personnel, facilities costs, and general expenses required to support the changes in the Company's operations.

The Company's effective tax rate was influenced by the purchased in-process research and development charges discussed above. Excluding these charges, the Company's effective tax rate for the three months ended March 31, 1998 and 1997 was 37%.

Excluding the $600,000 ($0.04 per share) ViewPort purchased in-process research and development charge, net loss and loss per share for the quarter ending March 31, 1998 would have been $399,000 and $0.03, respectively. Excluding the 1997 $1,800,000 ($0.13 per share) Mastersoft purchased in process research and development charge, net income and earnings per share for the quarter ended March 31, 1997 would have been $4,308,000 and $0.29, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of $2,408,000 for the three months ended March 31, 1998 compared to providing cash of $6,462,000 for the three months ended March 31, 1997. The decreased contribution from operating activities of $8,870,000 was primarily due to the reduced level of earnings in the first quarter of 1998 as compared to the same period last year as well as an increase in accounts receivable in 1998.

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

As of March 31, 1997, the Company had working capital of $83,222,000. Total cash, cash equivalents, and marketable securities at March 31, 1998 were $72,515,000. The Company believes that funds available, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.

FUTURE OPERATING RESULTS

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income or earnings per share. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a description of certain factors which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements. Among the factors which may cause the Company's actual results to differ materially from historical results are the following: competitive pressures including price pressures; declining royalty revenues from Microsoft Corporation which decrease substantially in 1998 and thereafter; increased reliance on direct and distribution channels which results in lower operating margins; increased personnel costs and competition for experienced personnel; market acceptance of products based on eXtensible Markup Language and Standard Generalized Markup Language; consolidation in the OEM business and potential competition from OEM customers; adverse economic changes in the markets in which the Company does business; difficulties integrating operations and personnel of acquired businesses; and increasing reliance on international markets. As a result of the sale of the linguistic software assets to Lernout & Hauspie Speech Products N.V., the Company does not expect to receive significant revenues from Microsoft Corporation in future periods.

                            PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K


             (a) Exhibits

             The following are filed as exhibits to this Form 10-Q

             Exhibit 18      * Letter re Change in Accounting Principle

             Exhibit 27      Restated Financial Data Schedule


             * Previously filed


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

                                            Inso Corporation
                                            ----------------
                                               Registrant



Date: March 31, 1999                /s/ Betty J. Savage
                                    ---------------------------------
                                    Betty J. Savage
                                    Vice President and Chief Financial Officer


Date: March 31, 1999                /s/ Patricia A. Michaels
                                    ---------------------------------
                                    Patricia A. Michaels
                                    Corporate Controller
                                    (Chief Accounting Officer)