Form 10-Q/A
period 1998-06-30
INSO CORP
filed 1999-03-31
CIK 917471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                Amendment No.1 on
                                   FORM 10-Q/A

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             JUNE 30, 1998
                               -------------------------------------------------

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
                                              Yes                 No    X
                                                 --------           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                         OUTSTANDING AT AUGUST 11, 1998
------------------------------------------  ----------------------------------
Common Stock (par value $.01 per share)                 15,301,589

                                     1 of 20

                                INSO CORPORATION
                         AMENDMENT NO. 1 ON FORM 10-Q/A


          AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998 RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 with the Securities and Exchange Commission, Inso Corporation (the "Company") discovered certain irregularities that ultimately affected the timing and dollar amount of previously reported earned revenues from license transactions for the three and six month periods ended June 30, 1998. As a result of these errors and irregularities, the Company has restated revenues and the results of operations in its interim financial statements for the three and six months ended June 30, 1998 (see Note 1 to the Unaudited Condensed Consolidated Financial Statements).

The Company, in consultation with its independent accountants, also has determined to adjust the amounts originally allocated to acquired in-process research and development for the acquisition of ViewPort Development AB for the six months ended June 30, 1998 to reflect the new methodology set forth in the September 15, 1998 letter from the Securities and Exchange Commission Staff to the American Institute of Certified Public Accountants (see Note 1 to the Unaudited Condensed Consolidated Financial Statements).

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

                                INSO CORPORATION
                                 FORM 10-Q INDEX

                                                                         PAGE NO.
                                                                         --------
Part I.    Financial Information - Restated

Item 1.    Financial Information

           Condensed Consolidated Balance Sheets
           June 30, 1998 and December 31, 1997                                4

           Condensed Consolidated Statements of Operations
           Three Months Ended June 30, 1998 and 1997                          5

           Condensed Consolidated Statements of Operations
           Six Months Ended June 30, 1998 and 1997                            6

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1998 and 1997                            7

           Notes to Condensed Consolidated Financial Statements            8-13

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            14-17


Part II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders            18-19


Item 6.    Exhibits and Reports on Form 8-K                                  20

           Signatures                                                        20

           Exhibit Index

PART I - FINANCIAL INFORMATION - RESTATED

ITEM 1. FINANCIAL STATEMENTS

                                INSO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
           (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          June 30          December 31
                                                            1998              1997
                                                        ------------       -----------
                      ASSETS                             (Restated)

Current assets:
  Cash and cash equivalents                             $    29,291        $    18,512
  Marketable securities                                      67,621             61,945
  Accounts receivable, net                                   23,955             25,889
  Income tax receivable                                       2,063                  0
  Other current assets                                        2,394              1,817
                                                        ------------       -----------
    Total current assets                                    125,324            108,163

Property and equipment, net                                   6,945              7,073
Product development costs, net                                8,720              9,015
Intangible assets, net                                        4,523              4,714
Other assets, net                                             4,400              3,201
Deferred income tax benefit, net                                549              5,917
                                                        ------------       -----------
TOTAL ASSETS                                            $   150,461        $   138,083
                                                        ------------       -----------
                                                        ------------       -----------
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities              $     5,580        $     3,899
  Accrued salaries, commissions and bonuses                   6,458              5,478
  Acquisition related liabilities                                 0              1,482
  Unearned revenue                                            4,494              3,522
  Royalties payable                                              30              1,266
  Due to Houghton Mifflin Company                                 0                396
  Current income taxes payable                                    0                575
  Deferred income taxes                                       3,703              5,987
                                                        ------------       -----------
    Total current liabilities                                20,265             22,605

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized; none issued
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 14,908,656 and 14,645,611 shares
    issued in 1998 and 1997, respectively                       149                146
  Capital in excess of par value                            132,293            128,187
  Retained Earnings (Accumulated deficit)                       539            (10,063)
                                                        ------------       -----------
                                                            132,981            118,270

  Unamortized value of restricted shares                       (233)              (240)
  Notes Receivable from Stock Purchase Agreements            (2,494)            (2,494)
  Treasury stock, at cost, 5,075 shares in
    1998 and 1997                                               (58)               (58)
                                                        ------------       -----------
    Total stockholders' equity                              130,196            115,478
                                                        ------------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   150,461        $   138,083
                                                        ------------       -----------
                                                        ------------       -----------

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                            1998              1997
                                                        ------------       -----------
                                                         (Restated)
Net revenues                                            $     14,513       $    20,058

Cost of revenues                                               2,037             2,946
                                                        ------------       -----------

  Gross profit                                                12,476            17,112

Operating expenses
  Sales and marketing                                          5,272             6,340
  Product development                                          4,502             6,168
  General and administrative                                   4,469             4,488
  Restructuring expenses                                           0             5,848
  Purchased in-process research and development                    0             3,600
                                                        ------------       -----------
    Total operating expenses                                  14,243            26,444
                                                        ------------       -----------
Operating (loss) income                                       (1,767)           (9,332)

Non-operating income:
  Net investment income                                        1,117               694
  Gain on sale of linguistic software net assets              12,012
                                                        ------------       -----------
Income (loss) before provision for income taxes               11,362            (8,638)

Benefit for income taxes                                        (239)           (1,865)
                                                        ------------       -----------
Net income (loss)                                       $     11,601       $    (6,773)
                                                        ------------       -----------
                                                        ------------       -----------

Basic earnings (loss) per share                         $       0.78       $     (0.47)
                                                        ------------       -----------
                                                        ------------       -----------
Diluted earnings (loss) per share                       $       0.74       $     (0.47)
                                                        ------------       -----------
                                                        ------------       -----------

Weighted Average Shares Outstanding:
  Basic                                                       14,869            14,339
  Diluted                                                     15,641            14,339

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                            1998              1997
                                                        ------------       -----------
                                                         (Restated)
Net revenues                                            $     31,323       $    39,120

Cost of revenues                                               4,820             4,922
                                                        ------------       -----------

  Gross profit                                                26,503            34,198

Operating expenses
  Sales and marketing                                         10,694            10,303
  Product development                                         10,148            10,773
  General and administrative                                   8,978             7,221
  Restructuring expenses                                           0             5,848
  Purchased in-process research and development                  600             5,400
                                                        ------------       -----------
    Total operating expenses                                  30,420            39,545
                                                        ------------       -----------
Operating loss                                                (3,917)           (5,347)

Non-operating income:
  Net investment income                                        2,034             1,776
  Gain on sale of linguistic software net assets              12,012
                                                        ------------       -----------
Income (loss) before provision for income taxes               10,129            (3,571)

Provision (benefit) for income taxes                            (473)              694
                                                        ------------       -----------
Net income (loss)                                       $     10,602       $    (4,265)
                                                        ------------       -----------
                                                        ------------       -----------

Basic earnings (loss) per share                         $       0.72       $     (0.30)
                                                        ------------       -----------
                                                        ------------       -----------
Diluted earnings (loss) per share                       $       0.70      $      (0.30)
                                                        ------------       -----------
                                                        ------------       -----------

Weighted Average Shares Outstanding:
  Basic                                                       14,785            14,326
  Diluted                                                     15,227            14,326

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                       (UNAUDITED, IN THOUSANDS OF DOLLARS)


                                                            1998              1997
                                                        ------------       -----------
                                                         (Restated)
Cash flows from (used in) operating activities:
  Net income (loss)                                     $     10,602       $    (4,265)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                              4,387             4,179
    Purchased in-process research and development                600             5,400
    Deferred income taxes                                      3,084            (3,496)
    Restructuring expenses                                                       5,045
    Gain on sale of linguistic software net assets           (12,012)
                                                        ------------       -----------
                                                               6,661             6,863

Changes in operating assets and liabilities:
  Accounts receivable                                          2,157              (458)
  Accounts payable and accrued liabilities                    (2,572)              898
  Current income taxes                                        (2,247)            4,363
  Royalties payable                                           (1,236)              (73)
  Due to Houghton Mifflin Company                               (396)             (510)
  Other assets and liabilities                                  (694)             (873)
                                                        ------------       -----------
    Net cash (used in) provided by operating
      activities                                               1,673            10,210

Cash flows from (used in) investing activities:
  Property and equipment expenditures                         (2,316)           (2,336)
  Capitalized product development costs                       (2,230)           (3,941)
  Acquisitions, net of cash acquired                          (3,893)           (9,602)
  Net purchase of marketable securities                       (5,676)           (7,096)
  Proceeds from the sale of linguistic software
    net assets                                                19,853
                                                        ------------       -----------
    Net cash used in investing activities                      5,738           (22,975)

Cash flows from (used in) financing activities:
  Net proceeds from issuance of common stock                   3,368               948
                                                        ------------       -----------
    Net cash provided by financing activities                  3,368               948
                                                        ------------       -----------
Net increase (decrease) in cash and cash equivalents          10,779           (11,817)

Cash and cash equivalents at beginning of period              18,512            34,280
                                                        ------------       -----------
Cash and cash equivalents at end of period              $     29,291       $    22,463
                                                        ------------       -----------
                                                        ------------       -----------
Supplementary Information:
  Investment in Information Please LLC                                     $     2,620
                                                                           -----------
                                                                           -----------

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998

Note 1.    RESTATEMENT OF FINANCIAL STATEMENTS

           Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 with the Securities and Exchange Commission, the Company discovered certain errors and irregularities during its year end audit that ultimately affected the timing and dollar amount of previously reported revenues. In January and February 1999, the Company performed an investigation, including additional procedures to determine the extent of the errors and irregularities. As a result of these procedures, and the information now known or disclosed, the Company has concluded that certain transactions were improperly reported as revenue for the three and six-month periods ended June 30, 1998 (as well as the subsequent quarter). As a result, the Company has restated revenues and the results of operations in its interim financial statements for the three and six-month periods ended June 30, 1998.

           In its investigation, the Company discovered irregularities that relate primarily to side agreements and other terms and conditions with a number of foreign distributors that have resulted or could result in significant concessions or allowances that were not known, or accounted for when the revenue was previously reported as earned.

           The Company, in consultation with its independent accountants, also has adjusted the amounts originally allocated to acquired in-process research and development for the acquisition of ViewPort Development AB for the six months ended June 30, 1998 to reflect the new methodology set forth in the September 15, 1998 letter from the Securities and Exchange Commission Staff to the American Institute of Certified Public Accountants. As a result, the Company has decreased the amount of the purchase price allocated to acquired in-process research and development and increased the amount allocated to technology, other intangibles, and goodwill. Specifically, the Company reduced the amount of the previously reported charge for in-process research and development from $2,100,000 to $600,000, increased purchased technology by $200,000, increased other intangibles by $230,000, and increased goodwill by $1,070,000.

           In addition to the above, the Company reclassified for 1998 and 1997 certain service and support costs from sales and marketing expense to cost of revenues.

           As a result of the foregoing, the Company's consolidated revenues and results of operations for the three and six-month periods ended June 30, 1998 and its financial position at June 30, 1998 have been restated as follows:

                                                     For the three months           For the nine months
                                                     ended June 30, 1998            ended June 30, 1998
STATEMENT OF OPERATIONS DATA:                     (AS REPORTED)   (RESTATED)     (AS REPORTED)   (RESTATED)
-----------------------------------------------------------------------------------------------------------
(in thousands, expect per share amounts)
Net revenues                                        $16,213         $14,513        $33,845         $31,323

Cost of revenues                                      1,401           2,037          3,671           4,820

Gross profit                                         14,812          12,476         30,174          26,503

Purchased in-process research and development             0               0          2,100             600

Sales and marketing expenses                          5,850           5,272         11,766          10,694

Total operating expenses                             14,735          14,243         32,877          30,420

Operating income (loss)                                  77          (1,767)        (2,703)         (3,917)

Provision (benefit) for taxes                           443            (239)           531            (473)

Net income                                           12,763          11,601         10,812          10,602

Basic earnings per share                              $0.86           $0.78          $0.73           $0.72
                                                    -------         -------        -------         -------
                                                    -------         -------        -------         -------
Diluted earnings per share                            $0.82           $0.74          $0.71           $0.70
                                                    -------         -------        -------         -------
                                                    -------         -------        -------         -------

                                                                                     As of June 30, 1998
BALANCE SHEET DATA:                                                              (As reported)   (Restated)
-----------------------------------------------------------------------------------------------------------
(in thousands)

Accounts receivable                                                                $26,324         $23,955

Total current assets                                                               126,688         125,324

Product development costs, net                                                       8,598           8,720

Intangible assets, net                                                               3,338           4,523

Total assets                                                                       150,918         150,461

Unearned revenue                                                                     4,740           4,494

Total current liabilities                                                           20,512          20,265

Total stockholders' equity                                                         130,406         130,196

For the three and six-month periods ended June 30, 1997, the Company reclassified $522,000 and $923,000, respectively for certain service and support costs from sales and marketing expense to cost of revenues.

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

           The following table sets forth the computation of basic and diluted earnings per share.

                                                                                        For the three months
                                                                                            ended June 30,
                                                                                         1998            1997
                                                                                        ---------------------
                                                                                        (Restated)

           Numerator:
              Numerator for basic and diluted earnings per share:
              Net income (loss)                                                           $11,601     ($6,773)

           Denominator:
              Denominator for basic earnings per
                 share-weighted average shares                                             14,869      14,339
           Effect of dilutive securities:
           Employee stock options                                                             772
                                                                                          -------        -----
           Denominator for diluted earnings per share-
                 adjusted weighted-average shares                                          15,641      14,339

           Basic earnings (loss) per share                                                  $0.78      ($0.47)
                                                                                          -------      -------
                                                                                          -------      -------
           Diluted earnings (loss) per share                                                $0.74      ($0.47)
                                                                                          -------      -------
                                                                                          -------      -------

                                                                                           For the six months
                                                                                             ended June 30,
                                                                                          1998            1997
                                                                                        --------------------------
                                                                                        (Restated)
           Numerator:
              Numerator for basic and diluted earnings per share:
              Net income (loss)                                                           $10,602     ($4,265)

           Denominator:
              Denominator for basic earnings per
                 share-weighted average shares                                             14,785       14,326
           Effect of dilutive securities:
           Employee stock options                                                             442
                                                                                          -------        -----
           Denominator for diluted earnings per share-
                 adjusted weighted-average shares                                          15,227       14,326

           Basic earnings (loss) per share                                                  $0.72       ($0.30)
                                                                                          -------        -----
                                                                                          -------        -----
           Diluted earnings (loss) per share                                                $0.70       ($0.30)
                                                                                          -------        -----
                                                                                          -------        -----


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

Note 5.    SALE OF LINGUISTIC SOFTWARE NET ASSETS

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

Note 6.    ACQUISITIONS

           VIEWPORT DEVELOPMENT AB

           On March 12, 1998, the Company acquired all of the outstanding capital stock of ViewPort Development AB for $2,500,000 using available cash. ViewPort, through its wholly owned subsidiary Synex Information AB, is a developer of browser engines and application development toolkits for viewing Standard Generalized Markup Language information. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1998 of $600,000, or $0.04 per share. Intangible assets of $1,829,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of ranging from one to five years.

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

           Unaudited pro forma net revenues, net income (loss) and earnings
           (loss) per share shown below for the six months ended June 30, 1998 assumes the acquisition of ViewPort Development AB occurred on January 1, 1998 and for the six months ended June 30, 1997, assumes the acquisitions of ViewPort AB and Henderson Software, Inc. occurred on January 1, 1997. Therefore, the six months ended June 30, 1997, presented below, includes the write-off of certain purchased technology under research and development of $600,000 relating to ViewPort Development AB and $700,000 relating to Henderson Software, Inc.

                                                Six months ended                    Six months ended
                                                  June 30, 1998                       June 30, 1997
                                                  -------------                       -------------
                                                   (Restated)                          (Restated)
                Net revenues                        $31,440,000                       $39,636,000

                Net income (loss)                   $10,542,000                       $(5,635,000)

                Diluted earnings (loss) per share   $      0.69                       $     (0.39)

Note 7.    ACCOUNTING POLICIES

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


Note 8.    SHAREHOLDER RESOLUTIONS

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

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


As a result of the restatement of the Company's financial statements for the interim periods in 1998, certain information contained in this item related to such periods have changed from that which appeared in the Company's originally filed Form 10-Q for those periods.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues for the three months ended June 30, 1998 decreased $5,545,000, or 28%, to $14,513,000 compared to $20,058,000 for the three months ended June 30, 1997. On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V. (Lernout & Hauspie) for $19,500,000, plus an additional amount for certain receivables net of certain liabilities. Included in the assets transferred to Lernout & Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology, and all customer and supplier agreements related to those products. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues grew approximately 23% to $13,983,000 for the three months ended June 30, 1998 compared to $11,412,000 for the three months ended June 30, 1997. Excluding the revenues associated with the assets sold to Lernout & Hauspie, revenues from direct and distribution product sales represented approximately 56% of the revenue total for the quarter ended June 30, 1998 and increased by approximately 11% over the quarter ended June 30, 1997. Additionally, of the total revenues in 1998, less than 5% were revenues from the acquisitions of ViewPort and Henderson Software, Inc.

Gross profit decreased $4,636,000, or 27%, from $17,112,000 for the three months ended June 30, 1997 to $12,476,000 for the three months ended June 30, 1998. Excluding the gross profit associated with the assets sold to Lernout & Hauspie, gross profit increased $2,416,000, or 25%, to $12,054,000 for the three months ended June 30, 1998 from $9,638,000 for the three months ended June 30, 1997. Gross profit as a percentage of revenues, excluding the gross profit associated with the assets sold to Lernout & Hauspie, was 86% for the three months ended June 30, 1998 compared to 84% for the three months ended June 30, 1997. The increase in gross profit percentage was primarily due to an increase in revenues at a faster rate than the related fulfillment costs.

Total operating expenses decreased $12,201,000 to $14,243,000 for the three months ended June 30, 1998 from $26,444,000 for the three months ended June 30, 1997. Included in total operating expenses for the three months ended June 30, 1997 was an acquisition charge of $3,600,000 for certain purchased technology under research and development by Level Five Research, Inc. at the time of the 1997 acquisition and restructuring expenses of $5,848,000 relating to the Company's Information Products and certain of the Information Management Tools product lines. Excluding the 1997 aforementioned special charges as well as the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses decreased $235,000, or 2%, to $13,760,000 for the three months ended June 30, 1998 compared to $13,995,000 the three months ended June 30, 1997.

Sales and marketing expenses decreased $1,068,000 to $5,272,000 for the three months ended June 30, 1998 from $6,340,000 for the three months ended June 30, 1997. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses decreased $895,000, or 15%, for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The decrease is the result of the reorganization of the sales and marketing departments. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses were 37% of revenues for the three months ended June 30, 1998 compared to 54% for the three months ended June 30, 1997. The decline in the percentage is primarily due to revenues increasing at a higher percentage than sales and marketing expenses.

Product development expenses decreased $1,666,000 from $6,168,000 for the three months ended June 30, 1997 to $4,502,000 for the three months ended June 30, 1998. Excluding the product development expenses associated with the assets sold to Lernout & Hauspie, product development costs increased by $455,000, or 12%, for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The increase is due to the Company's increased investment in viewing and information sharing and distribution products. The Company's product development costs, excluding the product development expenses associated with the assets sold to Lernout & Hauspie, were 30% of revenues for the three months ended June 30, 1998 compared to 33% of revenues for the three months ended June 30, 1997.

General and administrative expenses decreased $19,000 to $4,469,000 for the three months ended June 30, 1998 compared to $4,488,000 for the three months ended June 30, 1997. Excluding the administrative expenses associated with the assets sold to Lernout & Hauspie, general and administrative expenses increased $205,000, or 5%, for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The increase in general and administrative expenses was primarily due to costs associated with the Company's facilities and due to goodwill amortization related to the Company's acquisitions. General and administrative expenses, excluding the expenses associated with the assets sold to Lernout & Hauspie, were 31% of revenues for the three months ended June 30, 1998 compared to 36% for the three months ended June 30, 1997.

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

Excluding the $12,012,000 ($0.77 per share) gain on sale of the assets sold to Lernout & Hauspie, net loss and loss per share for the quarter ending June 30, 1998 would have been $411,000 and $0.03, respectively. Excluding the 1997 $3,600,000 ($0.25 per share) Level Five Research, Inc. purchased in process research and development charge and restructuring expenses of $3,684,000, net of income taxes ($0.26 per share) relating to the Company's Information Products and certain of the Information Management Tools products, net income and earnings per share for the quarter ended June 30, 1997 would have been $510,000 and $0.03, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues for the six months ended June 30, 1998 decreased $7,797,000, or 20%, to $31,323,000 compared to $39,120,000 for the six months ended June 30, 1997. On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V. (Lernout & Hauspie) for $19,500,000, plus an additional amount for certain receivables net of certain liabilities. Included in the assets transferred to Lernout & Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology, and all customer and supplier agreements related to those products. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues increased approximately 19% to $24,345,000 for the six months ended June 30, 1998 compared to $20,496,000 for the six months ended June 30, 1997. Excluding the revenues associated with the assets sold to Lernout & Hauspie, revenues from direct and distribution product sales represented over 39% of the revenue total for the six months ended June 30, 1998 and increased by 15% over the six months ended June 30, 1997. Additionally, of the total revenues in 1998, less than 5% were revenues from the acquisitions of ViewPort and Henderson Software, Inc.

Gross profit decreased $7,695,000, or 23%, from $34,198,000 for the six months ended June 30, 1997 to $26,503,000 for the six months ended June 30, 1998. Excluding the gross profit associated with the assets sold to Lernout & Hauspie, gross profit increased $2,879,000, or 16%, to $20,444,000 for the six months ended June 30,

1998 from $17,565,000 for the six months ended June 30, 1997. Gross profit as a percentage of revenues, excluding the gross profit associated with the assets sold to Lernout & Hauspie, was 84% for the six months ended June 30, 1998 compared to 86% for same period in 1997. The decrease in the gross profit percentage is due to fulfillment costs increasing at a faster rate than revenues.

Total operating expenses decreased $9,125,000 to $30,420,000 for the six months ended June 30, 1998 from $39,545,000 for the six months ended June 30, 1997. Included in the total operating expenses for the six months ended June 30, 1998 was an acquisition charge of $600,000 for certain purchase technology under research and development by ViewPort Development AB. Included in total operating expenses for the six months ended June 30, 1997 were acquisition charges of $5,400,000 for certain purchased technology under research and development by Level Five Research, Inc. and Mastersoft products and technologies at the time of the 1997 acquisitions and restructuring expenses of $5,848,000 relating to the Company's Information Products and certain of the Information Management Tools product lines. Excluding the 1998 and 1997 aforementioned special charges as well as the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $4,577,000, or 20%, to $27,257,000 for the six months ended June 30, 1998 compared to $22,680,000 for the six months ended June 30, 1997.

Sales and marketing expenses increased $391,000, or 4%, to $10,694,000 for the six months ended June 30, 1998 from $10,303,000 for the six months ended June 30, 1997. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses increased $441,000, or 5%, for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The increase is the result of the costs relating to the reorganization of the sales and marketing departments. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses were 42% of revenues for the six months ended June 30, 1998 compared to 48% for the six months ended June 30, 1997.

Product development expenses decreased $625,000 from $10,773,000 for the six months ended June 30, 1997 to $10,148,000 for the six months ended June 30, 1998. Excluding the product development expenses associated with the assets sold to Lernout & Hauspie, product development costs increased by $2,510,000, or 41%, for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The increase is primarily due to lower capitalized costs for the Company for the six months ended June 30, 1998 as compared to the same period in 1997. The Company's product development costs, excluding the product development expenses associated with the assets sold to Lernout & Hauspie, were 35% of revenues for the six months ended June 30, 1998 compared to 30% of revenues for the six months ended June 30, 1997.

General and administrative expenses increased $1,757,000 to $8,978,000 for the six months ended June 30, 1998 compared to $7,221,000 for the six months ended June 30, 1997. Excluding the administrative expenses associated with the assets sold to Lernout & Hauspie, general and administrative expenses increased $1,626,000, or 24%, for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The increase in general and administrative expenses was primarily due to goodwill amortization related to the Company's acquisitions as well as increases in personnel and facilities costs. General and administrative expenses, excluding the expenses associated with the assets sold to Lernout & Hauspie, were 35% of revenues for the six months ended June 30, 1998 compared to 33% for the six months ended June 30, 1997.

The Company's effective tax rate was influenced in 1998 by the $12,012,000 gain on sale of the assets sold to Lernout & Hauspie in April 1998 and reduction of valuation allowance of approximately $4,000,000 related to the Company deeming that it is more likely than not that certain assets associated with the sale would be recoverable and the 1998 in-process research and development charge of $600,000 discussed above and in 1997 by the in-process research and development charge of $5,400,000 as discussed above. Excluding these special items, the Company's effective tax rate for the six months ended June 30, 1998 was 37% as compared to 38% for the six months ended June 30, 1997.

Excluding the $12,012,000 ($0.77 per share) gain on sale of the assets sold to Lernout & Hauspie and the $600,000 ($0.04 per share) write-off related to the ViewPort Development AB in-process research and development, net loss and loss per share for the six months ending June 30, 1998 would have been $810,000 and $0.05, respectively. Excluding the 1997 $3,600,000 ($0.25 per share) Level Five Research, Inc. purchased in process research and development charge; $1,800,000 ($0.13 per share) write-off related to the Mastersoft products and technologies in-process research and development charge; and restructuring expenses of $3,684,000, net of income taxes ($0.26 per share) relating to the Company's Information Products and certain of the Information Management Tools products, net income and earnings per share for the six months ended June 30, 1997 would have been $4,819,000 and $0.32, respectively.


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

As of June 30, 1998, the Company had working capital of $105,059,000. Total cash, cash equivalents, and marketable securities at June 30, 1998 were $96,912,000. The Company believes that funds available, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.


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

                                                         NUMBER OF SHARES
                                                         ----------------
                                                 VOTED FOR                WITHHELD
                                                ----------                --------
             Steven R Vana-Paxhia               12,853,535                 604,170
             Stephen O. Jaeger                  12,864,800                 592,905
             John Guttag                        12,862,068                 595,637

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


            Exhibit 27        Restated Financial Data Schedule


            (b) Reports on Form 8-K

            Registrant filed (1) report on Form 8-K during the quarter ended June 30, 1998.

            (i) Current Report on Form 8-K dated April 23, 1998 reporting the sale on April 23, 1998 of the linguistic software assets to Lernout & Hauspie Speech Products N.V. under Item 2 (Acquisition or Disposition of Assets), which was filed with the Securities and Exchange Commission on May 7, 1998. The Report also contained the following proforma financial information under Item 7 (Financial Statements and Exhibits).

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