Form 10-Q/A
period 1998-09-30
INSO CORP
filed 1999-03-31
CIK 917471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                Amendment No.1 on
                                   FORM 10-Q/A

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              SEPTEMBER 30, 1998
                               -------------------------------------------------

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
                                              Yes                 No    X
                                                 --------           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                         OUTSTANDING AT NOVEMBER 13, 1998
---------------------------------------     ------------------------------------
Common Stock (par value $.01 per share)                 15,429,397

                                     1 of 19

                                INSO CORPORATION
                         AMENDMENT NO. 1 ON FORM 10-Q/A


      AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998 RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 with the Securities and Exchange Commission, Inso Corporation (the "Company") discovered certain errors and irregularities that ultimately affected the timing and dollar amount of previously reported revenues from license transactions for the three and nine month periods ended September 30, 1998. As a result of these errors and irregularities, the Company has restated revenues and the results of operations in its interim financial statements for the three and nine months ended September 30, 1998 (see Note 1 to the Unaudited Condensed Consolidated Financial Statements).

The Company, in consultation with its independent accountants, also has determined to adjust the amounts originally allocated to acquired in-process research and development for the acquisition of ViewPort Development AB for the nine months ended September 30, 1998 to reflect the new methodology set forth in the September 15, 1998 letter from the Securities and Exchange Commission Staff to the American Institute of Certified Public Accountants (see Note 1 to the Unaudited Condensed Consolidated Financial Statements).

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

                                INSO CORPORATION
                                 FORM 10-Q INDEX


                                                                        PAGE NO.
                                                                        --------
Part I.    Financial Information - Restated

Item 1.    Financial Information

           Condensed Consolidated Balance Sheets
           September 30, 1998 and December 31, 1997                        4

           Condensed Consolidated Statements of Operations
           Three Months Ended September 30, 1998 and 1997                  5

           Condensed Consolidated Statements of Operations
           Nine Months Ended September 30, 1998 and 1997                   6

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1998 and 1997                   7

           Notes to Condensed Consolidated Financial Statements         8-13

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         14-18



Part II.   Other Information


Item 6.    Exhibits and Reports on Form 8-K                              19

           Signatures                                                    19

           Exhibit Index

PART I - FINANCIAL INFORMATION - RESTATED

ITEM 1. FINANCIAL STATEMENTS

                                INSO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
           (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                        September 30       December 31
                                                            1998              1997
                                                        ------------       -----------
                      ASSETS                             (Restated)

Current assets:
  Cash and cash equivalents                             $    23,625        $    18,512
  Marketable securities                                      64,772             61,945
  Accounts receivable, net                                   24,444             25,889
  Income tax receivable                                         610                  0
  Other current assets                                        2,628              1,817
                                                        ------------       -----------
    Total current assets                                    116,079            108,163

Property and equipment, net                                   6,699              7,073
Product development costs, net                               13,140              9,015
Intangible assets, net                                        4,108              4,714
Other assets, net                                             6,295              3,201
Deferred income tax benefit, net                              2,528              5,917
                                                        ------------       -----------

TOTAL ASSETS                                            $   148,849        $   138,083
                                                        ------------       -----------
                                                        ------------       -----------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities              $     5,985        $     3,899
  Accrued salaries, commission and bonuses                    4,613              5,478
  Acquisition related liabilities                                 0              1,482
  Unearned revenue                                            5,285              3,522
  Royalties payable                                              36              1,266
  Due to Houghton Mifflin Company                                 0                396
  Current income taxes payable                                    0                575
  Deferred income taxes                                       3,703              5,987
                                                        ------------       -----------
    Total current liabilities                                19,622             22,605

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized; none issued
  Common stock, $.01 par value, 50,000,000 shares
    authorized; 15,373,478 and 14,645,611 shares
    issued in 1998 and 1997, respectively                       154                146
  Capital in excess of par value                            138,849            128,187
  Accumulated deficit                                        (7,583)           (10,063)
                                                        ------------       -----------
                                                            131,420            118,270

  Unamortized value of restricted shares                       (174)              (240)
  Notes Receivable from Stock Purchase Agreements            (1,961)            (2,494)
  Treasury stock, at cost, 5,075 shares in
    1998 and 1997                                               (58)               (58)
                                                        ------------       -----------
    Total stockholders' equity                              129,227            115,478
                                                        ------------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   148,849        $   138,083
                                                        ------------       -----------
                                                        ------------       -----------

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                            1998              1997
                                                        ------------       -----------
                                                         (Restated)
Net revenues                                            $     14,139       $    20,462

Cost of revenues                                               2,621             2,385
                                                        ------------       -----------

  Gross profit                                                11,518            18,077

Operating expenses
  Sales and marketing                                          5,575             6,077
  Product development                                          4,751             6,089
  General and administrative                                   3,624             3,888
  Purchased in-process research and development                7,500                 0
                                                        ------------       -----------
    Total operating expenses                                  21,450            16,054
                                                        ------------       -----------
Operating (loss) income                                       (9,932)            2,023

Non-operating income:
  Net investment income                                        1,446             1,142
                                                        ------------       -----------
(Loss) income before provision for income taxes               (8,486)            3,165

Provision (benefit) for income taxes                            (364)            1,176
                                                        ------------       -----------
Net (loss) income                                       $     (8,122)      $     1,989
                                                        ------------       -----------
                                                        ------------       -----------

Basic (loss) earnings per share                         $      (0.53)      $      0.14
                                                        ------------       -----------
                                                        ------------       -----------
Diluted (loss) earnings per share                       $      (0.53)      $      0.14
                                                        ------------       -----------
                                                        ------------       -----------

Weighted Average Shares Outstanding:
  Basic                                                       15,255            14,364
  Diluted                                                     15,255            14,522

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                            1998              1997
                                                        ------------       -----------
                                                         (Restated)
Net revenues                                            $     45,462       $    59,582

Cost of revenues                                               7,441             7,307
                                                        ------------       -----------

  Gross profit                                                38,021            52,275

Operating expenses
  Sales and marketing                                         16,269            16,380
  Product development                                         14,899            16,862
  General and administrative                                  12,602            11,109
  Restructuring expenses                                                         5,848
  Purchased in-process research and development                8,100             5,400
                                                        ------------       -----------
    Total operating expenses                                  51,870            55,599
                                                        ------------       -----------
Operating loss                                               (13,849)           (3,324)

Non-operating income:
  Net investment income                                        3,480             2,918
  Gain on sale of linguistic software net assets              12,012
                                                        ------------       -----------
Income (loss) before provision for income taxes                1,643              (406)

(Benefit) provision for income taxes                            (837)            1,870
                                                        ------------       -----------
Net income (loss)                                       $      2,480       $    (2,276)
                                                        ------------       -----------
                                                        ------------       -----------

Basic earnings (loss) per share                         $       0.17       $     (0.16)
                                                        ------------       -----------
                                                        ------------       -----------
Diluted earnings (loss) per share                       $       0.16       $     (0.16)
                                                        ------------       -----------
                                                        ------------       -----------

Weighted Average Shares Outstanding:
  Basic                                                       14,942            14,339
  Diluted                                                     15,425            14,339

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                       (UNAUDITED, IN THOUSANDS OF DOLLARS)


                                                            1998              1997
                                                        ------------       -----------
                                                         (Restated)
Cash flows from (used in) operating activities:
  Net income (loss)                                     $      2,480       $    (2,276)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                              6,976             6,398
    Purchased in-process research and development              8,100             5,400
    Deferred income taxes                                      1,105            (3,496)
    Restructuring expenses                                                       5,045
    Gain on sale of linguistic software net assets           (12,012)
                                                        ------------       -----------
                                                               6,649            11,071

Changes in operating assets and liabilities:
  Accounts receivable                                            (38)             (303)
  Accounts payable and accrued liabilities                    (4,107)             (234)
  Current income taxes                                          (794)            5,449
  Royalties payable                                           (1,230)             (478)
  Due to Houghton Mifflin Company                               (396)             (458)
  Other assets and liabilities                                  (628)            3,532
                                                        ------------       -----------
    Net cash (used in) provided by operating
      activities                                               (544)            18,579

Cash flows from (used in) investing activities:
  Property and equipment expenditures                         (2,835)           (3,447)
  Capitalized product development costs                       (3,314)           (5,215)
  Acquisitions, net of cash acquired                         (15,793)           (9,642)
  Net purchase of marketable securities                       (2,827)           (5,300)
  Proceeds from the sale of linguistic software
    net assets                                                19,853
                                                        ------------       -----------
    Net cash used in investing activities                     (4,916)          (23,604)

Cash flows from (used in) financing activities:
  Net proceeds from issuance of common stock                  10,040             1,480
  Proceeds from the payment of notes receivable
    underlying Stock Purchase Agreements                         533
                                                        ------------       -----------
    Net cash provided by financing activities                 10,573             1,480
                                                        ------------       -----------
Net increase (decrease) in cash and cash equivalents           5,113            (3,545)

Cash and cash equivalents at beginning of period              18,512            34,280
                                                        ------------       -----------
Cash and cash equivalents at end of period              $     23,625       $    30,735
                                                        ------------       -----------
                                                        ------------       -----------
Supplementary Information:
  Investment in Information Please LLC                                     $     2,620
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

                                INSO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1998

Note 1.    RESTATEMENT OF FINANCIAL STATEMENTS

           Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 with the Securities and Exchange Commission, the Company discovered certain errors and irregularities during its year end audit that ultimately affected the timing and dollar amount of previously reported revenues. In January and February 1999, the Company performed an investigation, including additional procedures to determine the extent of the errors and irregularities. As a result of these procedures and information now known or disclosed, the Company has concluded that certain transactions were improperly reported as revenue for the three and nine month periods ended September 30, 1998. As a result, the Company has restated revenues and the results of operations in its interim financial statements for the three and nine month periods ended September 30, 1998.

           In its investigation, the Company discovered irregularities that relate primarily to side agreements and other terms and conditions with a number of foreign distributors that have resulted or could result in significant concessions or allowances that were not known or accounted for when the revenue was previously reported as earned.

           The Company, in consultation with its independent accountants, also has adjusted the amounts originally allocated to acquired in-process research and development for the acquisition of ViewPort Development AB for the nine months ended September 30, 1998 to reflect the new methodology set forth in the September 15, 1998 letter from the Securities and Exchange Commission Staff to the American Institute of Certified Public Accountants. As a result, the Company has decreased the amount of the purchase price allocated to acquired in-process research and development and increased the amount allocated to technology, other intangibles, and goodwill. Specifically, the Company reduced the amount of the previously reported charge for in-process research and development from $2,100,000 to $600,000, increased purchased technology by $200,000, increased other intangibles by $230,000, and increased goodwill by $1,070,000.

           In addition to the above, the Company reclassified for 1998 and 1997 certain service and support costs from sales and marketing expense to cost of revenues.

           As a result of the foregoing, the Company's consolidated revenues and results of operations for the three and nine month periods ended September 30, 1998 and its financial position at September 30, 1998 have been restated as follows:


                                                     For the three months           For the nine months
                                                   ended September 30, 1998       ended September 30, 1998
STATEMENT OF OPERATIONS DATA:                     (AS REPORTED)   (RESTATED)     (AS REPORTED)   (RESTATED)
-----------------------------------------------------------------------------------------------------------
(in thousands, expect per share amounts)

Net revenues                                        $18,707         $14,139        $52,552         $45,462

Cost of revenues                                      1,933           2,621          5,604           7,441

Gross profit                                         16,774          11,518         46,948          38,021

Purchased in-process research and development         7,500           7,500          9,600           8,100

Sales and marketing expenses                          6,244           5,575         18,010          16,269

Total operating expenses                             22,048          21,450         54,925          51,870

Operating loss                                       (5,274)         (9,932)        (7,977)        (13,849)

Provision (benefit) for taxes                         1,360            (364)         1,891            (837)

Net (loss) income                                    (5,188)         (8,122)         5,624           2,480

Basic (loss) earnings per share                      ($0.34)         ($0.53)         $0.38           $0.17
                                                    -------         -------        -------         -------
                                                    -------         -------        -------         -------
Diluted (loss) earnings per share                    ($0.34)         ($0.53)         $0.36           $0.16
                                                    -------         -------        -------         -------
                                                    -------         -------        -------         -------


                                                                                  As of September 30, 1998
BALANCE SHEET DATA:                                                              (As reported)   (Restated)
-----------------------------------------------------------------------------------------------------------
(in thousands)
Accounts receivable                                                                $31,917         $24,444

Total current assets                                                               122,942         116,079

Product development costs, net                                                      13,037          13,140

Intangible assets, net                                                               2,995           4,108

Total assets                                                                       154,896         148,849

Unearned revenue                                                                     6,069           5,285

Total current liabilities                                                           22,525          19,622

Total stockholders' equity                                                         132,371         129,227

For the three and nine-month periods ended September 30, 1997, the Company reclassified $459,000 and $1,382,000, respectively for certain service and support costs from sales and marketing expense to cost of revenues.

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


Note 6.    ACQUISITIONS

           MEDIABANK

           On August 28, 1998, the Company acquired the intellectual property and certain other assets of Bitstream's MediaBank media asset management system and related technologies for $11,900,000 using available cash. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended September 30, 1998 of $7,500,000, or $0.49 per share.


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

           Unaudited pro forma net revenues, net income (loss) and earnings
           (loss) per share shown below for the nine months ended September 30, 1998 assumes the acquisition of MediaBank and ViewPort Development AB occurred on January 1, 1998 and for the nine months ended September 30, 1997, assumes the acquisitions of MediaBank, ViewPort Development AB, Henderson Software, Inc. Level Five Research Inc. and Mastersoft occurred on January 1, 1997. Therefore, the nine months ended September 30, 1997, presented below, includes the write-off of certain purchased technology under research and development of $7,500,000 relating to MediaBank, $600,000 relating to ViewPort Development AB, and $700,000 relating to Henderson Software, Inc.


                                                Nine months ended                   Nine months ended
                                                September 30, 1998                  September 30, 1997
                                                ------------------                  ------------------
                                                    (Restated)                          (Restated)
              Net revenues                          $48,735,000                         $ 63,620,000

              Net income (loss)                     $   661,000                         $(12,764,000)

              Diluted earnings (loss) per share     $      0.04                         $      (0.89)

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the three months ended September 30, 1998 decreased $6,323,000, or 31%, to $14,139,000 compared to $20,462,000 for the three months ended September 30, 1997. On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V. (Lernout & Hauspie) for $19,500,000, plus an additional amount for certain receivables net of certain liabilities. Included in the assets transferred to Lernout & Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology, and all customer and supplier agreements related to those products. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues increased by approximately 10% to $14,139,000 for the three months ended September 30, 1998 compared to $12,844,000 for the three months ended September 30, 1997. Excluding the revenues associated with the assets sold to Lernout & Hauspie, revenues from direct and distribution product sales represented approximately 59% of the revenue total for the quarter ended September 30, 1998 and a 5% increase over the quarter ended September 30, 1997. Additionally, of the total revenues in 1998, less than 10% were revenues from the acquisitions of MediaBank, ViewPort Development and Henderson Software, Inc.

Gross profit decreased $6,559,000, or 36%, from $18,077,000 for the three months ended September 30, 1997 to $11,518,000 for the three months ended September 30, 1998. Excluding the gross profit associated with the assets sold to Lernout & Hauspie, gross profit increased $198,000, or 2%, to $11,518,000 for the three months ended September 30, 1998 from $11,320,000 for the three months ended September 30, 1997. Gross profit, as a percentage of revenues, excluding the gross profit associated with the assets sold to Lernout & Hauspie, was 81% for the three months ended September 30, 1998 compared to 88% for the three months ended September 30, 1997. The decrease in gross profit percentage in 1998 was primarily due to an increase in amortization expense for capitalized software and increased fulfillment costs in 1998.

Total operating expenses increased $5,396,000 to $21,450,000 for the three months ended September 30, 1998 from $16,054,000 for the three months ended September 30, 1997. Included in total operating expenses for the three months ended September 30, 1998 was an acquisition charge of $7,500,000 for certain purchased technology under research and development by MediaBank media asset management system at the time of the 1998 acquisition. Excluding that charge as well as the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $555,000, or 4%, to $13,950,000 for the three months ended September 30, 1998 compared to $13,395,000 for the three months ended September 30, 1997.

Sales and marketing expenses decreased $502,000 to $5,575,000 for the three months ended September 30, 1998 from $6,077,000 for the three months ended September 30, 1997. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses declined $264,000 for three months ended September 30, 1998 compared to the three months ended September 30, 1997. Sales and marketing expenses were 39% of revenues for the three months ended September 30, 1998 compared to 45% for the three months ended September 30, 1997, excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie. The decline in absolute dollars from September 30, 1997 is the result of the reorganization of the sales and marketing departments and changes in marketing initiatives. The decline in sales and marketing expenses as a percentage of revenues is due to the increase in revenue at a higher rate than the increase in sales and marketing expenses.

Product development expenses decreased $1,338,000 from $6,089,000 for the three months ended September 30, 1997 to $4,751,000 for the three months ended September 30, 1998. Excluding the product development expenses associated with the assets sold to Lernout & Hauspie, product development costs increased by $579,000, or 14%, for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase is due to the Company's increased investment in viewing and information sharing and distribution products as well as increased product development expenses for the Company's 1998 acquisitions. The Company's product development costs, excluding the product development expenses associated with the assets sold to Lernout & Hauspie, were 34% of revenues for the three months ended September 30, 1998 compared to 32% of revenues for the three months ended September 30, 1997. The increase in product development expenses as a percentage of revenues is due to the aforementioned increased investment in viewing and information sharing and distribution products.

General and administrative expenses decreased $264,000 to $3,624,000 for the three months ended September 30, 1998 compared to $3,888,000 for the three months ended September 30, 1997. Excluding the administrative expenses associated with the assets sold to Lernout & Hauspie, general and administrative expenses increased $240,000, or 7%, for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase in general and administrative expenses was primarily due to costs associated with the Company's facilities and amortization expenses due to the Company's acquisitions. General and administrative expenses, excluding the expenses associated with the assets sold to Lernout & Hauspie, were 26% of revenues for the three months ended September 30, 1998 and 1997.

The 1998 in-process research and development charge discussed above influenced the Company's effective tax rate for 1998. Excluding that charge, the Company's effective tax rate for the three months ended September 30, 1998 and 1997 was 37%.

Excluding the $7,500,000 ($0.49 per share) purchased in-process research and development charge, net loss and loss per share for the quarter ending September 30, 1998 would have been $622,000 and $0.04 per share, respectively, compared to $1,989,000 and $0.14 per share for the quarter ended September 30, 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the nine months ended September 30, 1998 decreased $14,120,000, or 24%, to $45,462,000 compared to $59,582,000 for the nine months ended September 30, 1997. As mentioned above, on April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues increased approximately 15% to $38,484,000 for the nine months ended September 30, 1998 compared to $33,340,000 for the nine months ended September 30, 1997. Excluding the revenues associated with the assets sold to Lernout & Hauspie, revenues from direct and distribution product sales represented approximately 45% of the revenue total for the nine months ended September 30, 1998 and grew by 11% over the nine months ended September 30, 1997. Additionally, of the total revenues for the nine months ended September 30, 1998, less than 5% were revenues from the acquisitions of MediaBank, ViewPort Development, and Henderson Software, Inc.

Gross profit decreased $14,254,000, or 27%, from $52,275,000 for the nine months ended September 30, 1997 to $38,021,000 for the nine months ended September 30, 1998. Excluding the gross profit associated with the assets sold to Lernout & Hauspie, gross profit increased $3,077,000, or 11%, to $31,962,000 for the nine months ended September 30, 1998 from $28,885,000 for the nine months ended September 30, 1997. Gross profit as a percentage of revenues, excluding the gross profit associated with the assets sold to Lernout & Hauspie, was 83% for the nine months ended September 30, 1998 compared to 87% for the nine months ended September 30, 1997. The decrease in gross profit percentage in 1998 as compared to 1997 was primarily due to an increase in amortization expense for capitalized software, increase in cost of service revenues and increased fulfillment costs in 1998.
                                       15

Total operating expenses decreased $3,729,000 to $51,870,000 for the nine months ended September 30, 1998 from $55,599,000 for the nine months ended September 30, 1997. Included in the total operating expenses for the nine months ended September 30, 1998 were acquisition charges of $8,100,000 for certain purchased technology under research and development by MediaBank media asset management system and ViewPort Development AB at the time of the 1998 acquisitions. Included in total operating expenses for the nine months ended September 30, 1997 were acquisition charges of $5,400,000 for certain purchased technology under research and development by Level Five Research, Inc. and Mastersoft products and technologies at the time of the 1997 acquisitions and restructuring expenses of $5,848,000 relating to the Company's Information Products and certain of the Information Management Tools product lines. Excluding the 1998 and 1997 aforementioned special charges as well as the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $5,132,000, or 14%, to $41,207,000 for the nine months ended September 30, 1998 compared to $36,075,000 for the nine months ended September 30, 1997.

Sales and marketing expenses decreased $111,000, or 1%, to $16,269,000 for the nine months ended September 30, 1998 from $16,380,000 for the nine months ended September 30, 1997. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses increased $177,000, or 1%, for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase is the result of costs relating to the reorganization of the sales and marketing departments. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses were 41% of revenues for the nine months ended September 30, 1998 compared to 47% for the nine months ended September 30, 1997. The decline in sales and marketing expenses as a percentage of revenues is due to the increase in revenues at a more rapid rate than the increase in sales and marketing expenses.

Product development expenses decreased $1,963,000, or 12%, from $16,862,000 for the nine months ended September 30, 1997 to $14,899,000 for the nine months ended September 30, 1998. Excluding the product development expenses associated with the assets sold to Lernout & Hauspie, product development costs increased by $3,089,000, or 30%, for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase is primarily due to lower capitalized costs for the nine months ended September 30, 1998 as compared to the same period in 1997 and additional development expenses for the Company's 1998 acquisitions. The Company's product development costs, excluding the product development expenses associated with the assets sold to Lernout & Hauspie, were 35% of revenues for the nine months ended September 30, 1998 compared to 31% of revenues for the nine months ended September 30, 1997.

General and administrative expenses increased $1,493,000 to $12,602,000 for the nine months ended September 30, 1998 compared to $11,109,000 for the nine months ended September 30, 1997. Excluding the administrative expenses associated with the assets sold to Lernout & Hauspie, general and administrative expenses increased $1,866,000, or 18%, for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase in general and administrative expenses was primarily due to goodwill amortization related to the Company's acquisitions as well as increases in personnel costs and facilities costs. General and administrative expenses, excluding the expenses associated with the assets sold to Lernout & Hauspie, were 31% of revenues for the nine months ended September 30, 1998 and 1997.

The $12,012,000 gain on sale of the assets sold to Lernout & Hauspie in April 1998, the reduction of valuation allowance of approximately $4,000,000 related to the Company deeming that it is more likely than not that certain assets associated with the sale would be realized, and the 1998 in-process research and development charges of $8,100,000 influenced the Company's 1998 effective tax rate. The Company's 1997 effective tax rate was also influenced by the in-process research and development charges of $5,400,000 as discussed above. Excluding these special items, the Company's effective tax rate for the nine months ended September 30, 1998 and 1997 was 37%.

Excluding the $12,012,000 ($0.77 per share) gain on sale of the assets sold to Lernout & Hauspie and the $8,100,000 ($0.53 per share) write-off related to the MediaBank and ViewPort Development AB in-process research and development charge, net loss and loss per share for the nine months ending September 30, 1998 would have been $1,432,000 and $0.10, respectively. Excluding the 1997 $5,400,000 ($0.38 per share) Level Five Research, Inc. and Mastersoft products and technologies purchased in process research and development charge and restructuring expenses of $3,684,000, net of income taxes ($0.26 per share) relating to the Company's Information Products and certain of the Information Management Tools products, net income and earnings per share for the nine months ended September 30, 1997 would have been $6,808,000 and $0.46, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of $544,000 for the nine months ended September 30, 1998 compared to providing cash of $18,579,000 for the nine months ended September 30, 1997. The decreased contribution from operating activities of $19,123,000 was primarily due to timing of payments on accounts payable, accrued liabilities, royalties payable and income taxes in 1998 as well as the overall lower level of earnings in 1998.

The Company's investing activities used cash of $4,916,000 for the nine months ended September 30, 1998 compared to $23,604,000 for the nine months ended September 30, 1997. The decrease of $18,688,000 was due to the 1998 proceeds of $19,853,000 received from Lernout & Hauspie for the sale of the Company's linguistic software assets, a decrease in capitalized product development costs, and a decline in net purchases of marketable securities offset by an increase in acquisition activity. The investing activity in 1998 also included the payment of $1,467,000 to the former principal stockholder of Inso Providence.

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

As of September 30, 1998, the Company had working capital of $96,457,000. Total cash, cash equivalents, and marketable securities at September 30, 1998 were $88,397,000. The Company believes that funds available, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.

YEAR 2000 ISSUES

The Company's plan to resolve its Year 2000 issues for both its internal systems as well as the products it sells involves the following four phases: assessment, remediation, testing, and implementation. The Company is performing all four phases concurrently and expects to be finished by mid-1999. The Company will primarily utilize internal resources to complete its plan. The total costs to date for the Company have not been material. The Company believes that the incremental costs of bringing its internal systems into compliance will not be materially greater than its ongoing costs of maintaining and upgrading the systems. In addition, based on a review of its product lines, the Company does not believe that any of the products that it has sold and will continue to sell requires remediation to be year 2000 compliant.

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

The Company will determine if contingency plans are needed for any aspect of the business with respect to Year 2000 issues (including most reasonable likely worst case Year 2000 scenarios) and if so will create those contingency plans in 1999.



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


Item 6.     Exhibits and Reports on Form 8-K


            (a) Exhibits

            The following are filed as exhibits to this Form 10-Q


            Exhibit 27           Restated Financial Data Schedule


            (b) Reports on Form 8-K

            Registrant filed no reports on Form 8-K during the quarter ended September 30, 1998




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