Form 10-K
period 1998-12-31
INSO CORP
filed 1999-03-31
CIK 917471

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

For the fiscal year ended: DECEMBER 31, 1998   Commission File Number: 000-23384

                            ------------------------

                                INSO CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             04-3216243
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
      31 ST. JAMES AVENUE, BOSTON, MA                     02116
  (Address of principal executive offices)             (Zip code)
                                (617) 753-6500
             (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(g) of the Act: None

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: / / No: /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                                                                                        OUTSTANDING AT MARCH 29,
                                       CLASS                                                      1999
------------------------------------------------------------------------------------  ----------------------------
Common Stock (par value $.01 per share)                                                          15,508,265

    As of March 29, 1999, the aggregate market value of common stock held by non-affiliates of the registrant was $109,525,496.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INSO CORPORATION
                                   FORM 10-K

    This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors of which we are aware that may cause our actual results to vary materially from those forecasted or projected in any such forward-looking statement. Please see "Certain Factors that May Affect Future Operating Results" for a discussion of certain, but not necessarily all, of the factors that we believe could cause our actual operating results to be materially less than those forecasted or projected in any forward-looking statement.

                                     PART I

ITEM 1. BUSINESS

    Inso Corporation ("Inso" or "We") supplies software solutions to store, manage, share, and publish electronic information. We provide software solutions to manage and distribute all forms of electronic information, from simple memos to complex technical manuals, in environments ranging from desktop computers to the Internet. Through enterprise license agreements, integration in popular software products, and bundling agreements, Inso technology is installed on more than 70 million desktops worldwide. Our products are currently focused on three main areas: Electronic Publishing Solutions, Document Exchange, and Product Data Management. During 1998, we operated in four segments: Electronic Publishing Solutions, Dynamic Document Exchange, Lexical and Linguistic Products, and Product Data Management. During 1998, we disposed of our Lexical and Linguistic Products operating segment, and acquired businesses that now comprise all of the Product Data Management and some of the Electronic Publishing Solutions and Dynamic Document Exchange operating segments.

ELECTRONIC PUBLISHING SOLUTIONS PRODUCTS

    Our Electronic Publishing Solutions ("EPS") products enable publishers to manage and distribute electronic content from a wide variety of sources through the World Wide Web, intranets, CD-ROM, and print. Our EPS products are compatible with content standards for information storage, distribution, and exchange, including extensible Markup Language (XML). We also participate in the development of worldwide standards for XML.

    We designed our Electronic Publishing Solutions products to meet the electronic publishing and content management needs of software developers and end-users in a wide variety of situations. Our products serve various electronic publishing needs, from individual document access and navigation to the distribution of large and technically complex data sets to thousands of users. We designed these products for use in desktop, proprietary networks, and Internet environments, including intranets and the World Wide Web. Starting in 1996 and continuing through 1998, we invested in the development of an integrated set of Electronic Publishing Solutions that cover a broad spectrum of our customers' needs. We expect to make significant investments in research and development in support of these efforts, and we believe that research and development expenditures for our Electronic Publishing Solutions products, as a percentage of our revenues, will continue to be higher than in other businesses and industry averages in 1999.

    With substantial expertise using structured information, our EPS segment has become a leading provider of standards-based electronic publishing solutions for large-volume publishers. As a result of the more recent adoption of XML for distribution and manipulation of content over the World Wide Web, EPS has also become a leader in Web site development, management, and delivery. Our DynaBase-Registered Trademark-Dynamic Web Publishing System is a comprehensive, integrated solution for professional Web publishing, focusing on the management and delivery of information for large, dynamic Web sites. Our DynaText-Registered Trademark- Professional Publishing System provides publishers with a single, automated production process to create and deliver electronic documents that can be easily found and searched on the Web, CD-ROM, and LANs. The Electronic Publishing Solutions segment also develops a number of tools for the conversion of common document information into structured content suitable for distribution over the Web.

    Our EPS employees are involved in electronic publishing standards development. Staff members include early pioneers in developing Standard Generalized Markup Language ("SGML"), the international standard for open interchange of documents; HyperText Markup Language ("HTML"), the first language for interchange of text on the Web; and XML. XML has been widely endorsed and is currently the most accepted standard for data distribution and interchange over the Web.

    Our EPS products' use of XML helps users to find and sort complex information and to present user-specific, dynamically generated information on demand. Users may combine this information with information from other documents, and automatically assemble a new "virtual document" customized using criteria, such as user preference, profile, browser and other criteria determined by the content creator. During 1998, the EPS operating segment released a major revision of DynaBase 3.0 and also released new versions of its publishing tools.

    We sell our EPS products throughout the world through direct and reseller channels. Our ultimate customers are corporations and other enterprise publishers. Our direct selling efforts focus on large companies within industries that include Aerospace and Defense, Heavy Manufacturing, High Technology Manufacturing, Communications and Electronics, Transportation, Commercial Publishing, and Computer Hardware and Software. These vertical markets are served by a direct sales force focused on major accounts, dedicated to EPS and Product Data Management products (see "Acquisition of Sherpa"), and divided into teams that concentrate on the particular vertical markets. In addition, through indirect channels, including resellers, systems integrators, and alliances with other firms, we sell or market our EPS products to a broad range of customers and industries.

    On March 12, 1998, to complement our existing EPS operating segment, we acquired ViewPort Development AB, the owner of Synex Information AB, a Swedish corporation specializing in the development of browser engines and related application development toolkits for SGML information viewing. (See "Acquisition of Synex".) Synex has been operating as part of the EPS operating segment since its acquisition. On August 28, 1998, we acquired the intellectual property and other assets of Bitstream Inc.'s Media Asset Management business, known as MediaBank, including related customer agreements. As part of this transaction, we also licensed certain rights to page composition technology under development at Bitstream. (See "Acquisition of MediaBank".) MediaBank enables workgroup productivity, workflow, and content management associated with a wide range of media elements including text, documents, images, movies, graphics, sounds, and fonts used in the publishing process for corporations, publishers, and digital service providers. The MediaBank product has been sold primarily through indirect channels, including value-added resellers ("VARs"). We anticipate that we will distribute certain of the existing EPS products, other than MediaBank, through these indirect distribution channels in 1999.

RESEARCH AND DEVELOPMENT

    EPS operates in an industry that changes technology rapidly, and its ability to compete and operate successfully depends on, among other factors, its ability to anticipate such change. In addition, EPS relies upon the rapid development of products that support standards such as SGML and XML to differentiate itself from others. Accordingly, we are committed to the development of new products, to the continuing evaluation of new technologies, and to participating in standard setting, such as through the World Wide Web Consortium. During 1998, EPS made significant investments in research and development in new products for use on or in conjunction with the Internet and the Web, particularly improvements to our DynaBase Dynamic Web Publishing System. The rapid changes that characterize these markets may require that we make substantial additional investments in research and development in order to respond to unforeseen market or technological developments. We expect to make significant investments in 1999 in a new architecture for all our EPS products and in the integration of our EPS, MediaBank, and PDM product lines.

INTELLECTUAL PROPERTY RIGHTS

    The EPS operating segment has obtained patents on certain aspects of its technology and registers copyrights to certain of its products on an ongoing basis. However, we believe that, in general, patents, copyrights, and similar intellectual property rights are less important to the ability of the EPS operating segment to compete successfully in its markets than are the currency of the technology and the know-how and ability of its development personnel. Certain of our EPS technologies include database technology from third parties, which we license pursuant to royalty-free licenses expiring in 2003.

COMPETITION

    The market for Electronic Publishing Solutions is characterized by a number of large participants offering full or partial solutions, based on both proprietary formats and open standards-based formats. Participants in this market include Adobe Systems, Inc. and its affiliates, an affiliate of Open Market Inc., Quark Inc., SoftQuad International, Inc., Vignette Corporation, and Enigma. As EPS's products have expanded to encompass aspects of content and document management, EPS has faced competition from organizations such as Documentum, Inc. and Lotus Development Corporation in certain parts of its markets. As the market for Electronic Publishing Solutions grows, we expect to face additional competition from participants offering standards-based solutions such as those offered by us. We also face limited competition in certain market segments from large companies such as Oracle Corporation, International Business Machines Corporation, and so-called "Big Five" consulting organizations, with specialized product or combined product and service offerings. Many of these competitors have substantially greater development, marketing, sales, and financial resources than does Inso. We believe that the principal competitive factors in this market are product quality, scalability, functionality, and completeness of solution, with price being a secondary factor.

PRODUCT DATA MANAGEMENT PRODUCTS

    In December 1998, we acquired all of the outstanding stock of Sherpa Systems Corporation. (See "Acquisition of Sherpa".) Sherpa is a leading provider of product data management solutions that manage mission-critical information about an enterprise's most important assets, its products, through the product lifecycle process of design, testing, manufacturing, and delivery. Sherpa's solutions allow customers to administer networks of design centers and manufacturing sites within a single process that insures quality and design integrity throughout the production process. Sherpa forms the core of the new Product Data Management ("PDM") operating segment within Inso.

    Our PDM products consist of a line of products designed to meet the needs of large manufacturers and other businesses that need to efficiently and effectively manage product-related information and the deployment of that information in product development, manufacturing, sales, service, and other departments of their extended enterprises. Our PDM products provide document management, change control, and workflow functionality, and frequently are integrated with other software applications in the enterprise, including Computer Aided Design ("CAD") tools and Manufacturing Resource Planning/Enterprise Resource Planning (MRP/ERP) systems.

    The primary products of the PDM operating segment are the Sherpa Design Management System ("DMS"), the repository in which product information is stored, and the applications that interface with that repository. Sherpa DMS is available on Windows NT and a variety of UNIX platforms. Our latest PDM applications suite is SherpaWorks 2.0, which is available with either a Windows client or a Web interface to internet browsers, such as Netscape Navigator and Microsoft Explorer. Our other application interfaces to Sherpa DMS are the Sherpa PIMS toolkit and Sherpa IPD both available for a variety of UNIX platforms.

RESEARCH AND DEVELOPMENT

    PDM operates in an industry that is subject to considerable technological evolution, and its ability to compete successfully in its markets requires that it be able to forecast and develop products in anticipation of such change. In addition, the PDM products are used in mission-critical business processes of many of the world's largest businesses. Accordingly, we must continue to invest in our products to improve our scalability and reliability as the scope and importance of our customers' implementations grows. Our position as an enterprise software vendor to large enterprises also requires that we constantly invest in making our products adhere to open standards for communication and data interchange with other applications. We expect to make significant investments in 1999 in the SherpaWorks products.

INTELLECTUAL PROPERTY RIGHTS

    The PDM operating segment does not have patents on its technologies, although we do intend to register copyrights to certain of its products on an ongoing basis. Due to the nature of its business, we believe that the domain expertise of its personnel and its knowledge of its customers' processes are more important competitive factors than such intellectual property rights. The PDM operating segment also licenses database technology from Oracle Corporation, which is included in its products, and the loss of this license could have a material adverse effect on our ability to meet our customers' needs.

COMPETITION

    Competition in the markets for PDM products is significant. PDM's products compete with those of a number of other vendors, including an affiliate of SDRC, Parametric Technology Corporation, and Matrix-One, Inc. In addition, there are a number of significant enterprise software vendors, including SAP and Oracle Corporation that are potential entrants into the market currently served by the PDM operating segment. We believe that the primary competitive factors in PDM's markets are scalability, configurability, implementation cost, implementation support, and support for multiple product design environments, with price being a secondary factor. Most of PDM's competitors have substantially greater financial, marketing, and sales resources than does Inso.

DYNAMIC DOCUMENT EXCHANGE PRODUCTS

    Dynamic Document Exchange ("DDE") products enable users to filter, view, copy, print, and distribute electronic information over LANs, WANs, and the Web, regardless of format or structure. These products permit users to access native documents without the originating application, to convert information from one format to another, and to publish information on demand to the Web directly from the original document, without any conversion or transformation.

    Our DDE products include our file-viewing and conversion products and our "on demand" Web publishing products. These products allow organizations to share documents across networks, intranet, and Internet environments and electronic mail systems with different applications and operating system platforms. These products include our Quick View Plus-Registered Trademark- enterprise viewing product, the Outside In-Registered Trademark- OEM Viewing Technology, and the Outside In-Registered Trademark- HTML Export OEM product. Quick View Plus provides businesses and consumers with the ability to view, copy, and print files originating in more than 250 applications and in disparate operating system environments. Our Outside In-Registered Trademark- Viewing Technology and HTML Export OEM products provide file viewing and Web delivery functionality to software vendors and corporate software developers. During 1998 we released i) the first version of Outside In-Registered Trademark- Server, an application that provides systems integrators and corporate developers with the ability to publish native format types directly to the Web, ii) the first version of the Outside In OEM Viewing Technology that runs on the Windows CE operating system for handheld devices, and iii) a new version of Quick View Plus, including the version that runs on certain types of UNIX operating systems. Also during 1998 we began development on a new version of HTML Export that is intended to support XML output.

    The DDE products are marketed worldwide to original equipment manufacturers ("OEMs") of computer hardware, software, and consumer electronics products as well as directly and indirectly to corporations and government organizations. The DDE operating segment is served by an OEM sales organization that primarily sells DDE products and by a dedicated direct sales force. The DDE business also uses a worldwide network of channel partners to reach the retail and low-volume market segments. These channel partners are typically responsible for the manufacturing and distribution of Quick View Plus for retail sale in a particular geographic region.

    On December 22, 1998, we acquired the outstanding stock of Venture Labs, Inc., owner of Paradigm Development Corporation, a developer of Java-based document conversion and viewing products. (See "Acquisition of Paradigm".) Paradigm, which is headquartered in Vancouver, British Columbia, is being integrated into the DDE operating segment. Paradigm's main product is the DOQView-TM- Java file filtering and viewing technology for both OEM and direct corporate use, which will be released in 1999.

RESEARCH AND DEVELOPMENT

    Since DDE operates in an industry that changes technology rapidly and has significant competition, continued product acceptance requires rapid response to changing technology and market conditions. Product currency, particularly with respect to new versions of popular desktop products, such as Microsoft Office, is a requirement of both the OEM and direct markets served by the DDE products. As a result, the DDE operating segment must continue to invest in rapid support for new application formats. In addition, the OEM portion of DDE's market requires that DDE products run on new operating system platforms, such as Windows CE, and new languages, such as Java, on a continuing basis. Accordingly, we must continue to invest on an ongoing basis in our products. During 1998, DDE made significant investments in development related to the creation of a new product architecture, which is designed to permit rapid response to new requirements for application format and operating system support. We expect to continue to make significant investments in 1999 in this new architecture.

INTELLECTUAL PROPERTY RIGHTS

    The DDE operating segment does not have patents on its technologies, although we register copyrights to certain of its products on an ongoing basis. Due to the nature of its business, we believe that product currency and timeliness of upgrades and platform support are more important to our competitive position than are patents or other intellectual property rights.

COMPETITION

    Competition in the markets for DDE products is significant. Our viewing and conversion products and our on demand Web publishing system compete with offerings from Verity Inc. in the OEM market and from other proprietary file viewing products. This competition intensified during 1998. We believe that the principal competitive factors in the direct corporate and government market are product quality, compatibility with multiple applications and operating systems, and update frequency, with price being a secondary factor. We believe that the principal competitive factors in the OEM market for Dynamic Document Exchange products are price, format and operating system coverage, and ease of implementation.

LEXICAL AND LINGUISTIC PRODUCTS

    Until April 23, 1998, we operated a segment that sold Lexical and Linguistic products. On April 23, 1998, we sold those assets, including the proofing tools, reference works, and information management tools products as well as all customer and supplier agreements related to the products to Lernout &

Hauspie Speech Products, NV ("Lernout & Hauspie"). Lernout & Hauspie specializes in the development of linguistic tools for various purposes, including voice recognition and processing. (See "Sale of Linguistic Assets".)

    The products of the Lexical and Linguistic operating segment included International CorrectSpell-TM-, a spelling correction system; CorrectText-Registered Trademark- Grammar Correction System, an English grammar correction technology used in word processors; International ProofReader-TM-, a multilingual proofreading system available in 10 languages; and the IntelliScope-Registered Trademark- family of linguistic search and retrieval tools. Included in the disposition was Level 5 Research, Inc., maker of the Quest database search product, which had been incorporated into the Lexical and Linguistic operating segment.

    Lexical and Linguistic products were sold almost exclusively on a direct basis to OEMs to embed in common desktop applications and consumer electronic devices. Prior to the disposition of the Lexical and Linguistic operating segment, our OEM sales force sold both Dynamic Document Exchange and Lexical and Linguistic products.

RESEARCH AND DEVELOPMENT

    We operated the Lexical and Linguistic operating segment in two parts of the software industry: the mature proofing tools and reference works markets that were not as susceptible to rapid technological change as other parts of the industry, and the rapidly changing and evolving linguistic search market. Product development issues in the proofing tools and reference works markets were focused on platform support and currency with European language changes. In the linguistic search market, product development issues were predominantly associated with improving accuracy and speed of retrieval against increasingly large data collections. Overall, the level of development expenditure required for Lexical and Linguistic products was lower than that in our current operating segments. During the period of our ownership in 1998, we did not make significant investments in new technology initiatives for the Lexical and Linguistic products.

INTELLECTUAL PROPERTY RIGHTS

    The Lexical and Linguistic operating segment obtained, prior to its disposition, a number of patents on its proofing tools and search technologies, and registered copyrights to its products on a regular basis. However, it was our experience that continued improvement of lexical information and ease of implementation were more important to our competitive position than were patents, copyrights, and similar intellectual property rights. The Lexical and Linguistic operating segment licensed significant lexical and linguistic content from third party suppliers, and these license agreements were very important to maintaining its competitive position. It was our experience that there were sufficient potential suppliers of such content, alternative sources were generally available, and that the Lexical and Linguistic operating segment was not reliant on any particular vendor.

COMPETITION

    During the period of our ownership of the Lexical and Linguistic operating segment, the most significant competition came from the internal development capabilities of large OEM customers, such as Microsoft Corporation. We believe that the principal competitive factors in the markets for our Lexical and Linguistic products were price, product quality, ease of implementation, language coverage, and platform support.

RESEARCH AND DEVELOPMENT

    During 1998, 1997, and 1996, our expenditures for developing new products and product enhancements were $24,435,000, $28,449,000, and $18,751,000, respectively. These expenditures represented 41%, 35%, and 27%, respectively, of total revenues for those periods. Of these amounts, $4,906,000, $6,355,000, and $2,865,000, respectively, were capitalized in accordance with applicable accounting principles and are subject to amortization over subsequent periods. The balance was charged as product development expense.

ACQUISITION OF SYNEX

    On March 12, 1998, we acquired Synex Information AB, of Stockholm, Sweden, through a purchase of all the stock of its parent, ViewPort Development AB, for $2,500,000 using available cash. Synex is the developer of the Synex ViewPort browser engine and related application development toolkits for the viewing of SGML information. The transaction was accounted for as a purchase and included certain technology under research and development, which resulted in a charge to our consolidated results for the quarter ended March 31, 1998 of $600,000, or $0.04 per share. (See Note 4 of "Notes to Consolidated Financial Statements" for additional information with respect to acquisitions.) Synex operates as part of the Electronic Publishing Solutions business under the Inso name.

ACQUISITION OF MEDIABANK

    On August 28, 1998, we acquired the MediaBank Media Asset Management system and related technologies from Bitstream Inc. for $11,900,000 using available cash. MediaBank enables workgroup productivity, workflow, and content management associated with a wide range of media elements, including text, documents, images, movies, graphics, sounds, and fonts used in the publishing process for businesses, publishers, and digital service providers. The transaction also included a license to Bitstream's PageFlex page composition technology for an additional $600,000. The transaction was accounted for as a purchase and included certain technology under research and development, which resulted in a charge to our consolidated results for the quarter ended September 30, 1998 of $7,500,000, or $0.49 per share. (See Note 4 of "Notes to Consolidated Financial Statements" for additional information with respect to acquisitions.)

ACQUISITION OF SHERPA

    In December 1998, we acquired all of the outstanding stock of privately held Sherpa Systems Corporation for cash of approximately $28,700,000 and warrants to purchase 1,456,458 shares of Inso common stock. The warrants have a 24-month term and the right to purchase shares of common stock at an exercise price of $23.50 per share. The total consideration paid for the acquisition was approximately $36,000,000 and it was accounted for as a purchase. The acquisition included certain technology under research and development, which resulted in a charge to our consolidated results for the quarter ended December 31, 1998 of $12,000,000, or $0.78 per share. (See Notes 4 and 15 of "Notes to Consolidated Financial Statements" for additional information with respect to acquisitions.)

ACQUISITION OF PARADIGM

    On December 22, 1998, we acquired Venture Labs Inc. and its subsidiary Paradigm Development Corporation for $4,800,000 in cash and the assumption of certain liabilities. The acquisition was financed using available cash. Paradigm, based in Vancouver, British Columbia, is the developer of the DOQView-TM- Java file filtering and viewing technology for both OEM and direct corporate use. The acquisition was accounted for as a purchase, and included certain technology under research and development, which resulted in a charge to our consolidated results for the quarter ended December 31, 1998 of $1,800,000, or $0.12 per share. (See Note 4 of "Notes to Consolidated Financial Statements" for additional information with respect to acquisitions.) Paradigm operates as part of the Dynamic Document Exchange segment under the Inso name.

ACQUISITION OF AIS

    On January 12, 1999, we acquired AIS Software S.A. (AIS Software) from Berger-Levrault S.A., a leading French publisher, for approximately $3,000,000 using available cash. AIS Software, based in Paris, France is the developer of Balise, an SGML and XML transformation tool and scripting language, as well as Dual Prism, a Web-based XML and SGML publishing system. (See Note 15 of "Notes to Consolidated Financial Statements" for additional information.) AIS will operate as part of the Electronic Publishing Solutions segment under the Inso name.

SALE OF LINGUISTIC ASSETS

    On April 23, 1998, we sold our linguistic software assets to Lernout & Hauspie Speech Products N.V. for $19,500,000, plus an additional amount for certain receivables net of certain liabilities. The purchase price was paid 50% in cash and 50% in the form of a note, which was converted into shares of Lernout & Hauspie common stock in June 1998. We sold the Lernout & Hauspie common stock in June 1998. The additional consideration for the other net assets was paid in cash. Included in the assets transferred to Lernout & Hauspie were all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools; the Quest database search technology acquired with the Level Five Research, Inc. 1997 acquisition, and all customer and supplier agreements related to those products. In connection with the sale, we recorded direct transaction costs, costs to write-off capitalized software and other assets, estimated lease and facility costs, and other accruals for costs directly associated with the sale. As a result, we reported a pre-tax gain of $13,289,000.

INTERNATIONAL OPERATIONS

    Our international operations primarily support direct and indirect distribution of products to corporate and governmental customers. We increased the marketing of our products to customers outside the United States but did not achieve growth in revenues from foreign customers in 1998. The marketing of products to customers outside the United States increases the risk to our revenues associated with fluctuations of the U.S. dollar in relation to foreign currencies. Such fluctuations could also result in increased operating expenses associated with foreign operations.

MARKETING, SALES, AND DISTRIBUTION

    Our sales and marketing organization, consisting of 274 individuals, is managed from our headquarters in Boston, Massachusetts, and includes sales representatives or account managers in several major markets worldwide. Our corporate and governmental sales efforts are conducted through sales forces dedicated to each of our product lines, under unified geographic sales management. We conduct our OEM sales through a dedicated account management program for large customers and through worldwide new business development efforts.

    Inso, through its various subsidiaries, currently has operations in many major European countries, as well as in Japan and Australia. These operations manage sales of our products to end-users directly and through networks of value-added resellers and distributors, as well as to OEMs. Approximately 24% of our revenues during 1998 originated with customers outside the United States.

EMPLOYEES

    As of December 31, 1998, we had 654 employees, including 277 in research and development, 274 in sales and marketing, and 103 in financial and administrative positions.

    We believe that our future success will depend in large part upon our continued ability to recruit and retain highly qualified technical, managerial, and marketing personnel. To date, we have been successful in attracting and retaining skilled employees. None of our employees is represented by a labor union, and we consider our relationship with our employees to be satisfactory.

ITEM 2. PROPERTY

    Our corporate headquarters is located in Boston, Massachusetts, where we lease approximately 42,500 square feet of space. This lease term expires November 30, 2005. The DDE business leases approximately 28,230 square feet of space in downtown Chicago, Illinois, with a lease term expiring September 2006. The EPS segment leases approximately 44,300 square feet of space in Providence, Rhode Island. This lease has a term expiring in January 2007, and includes options on contiguous space at fixed rate as well as extension provisions. The PDM segment leases approximately 49,954 square feet of space in Milpitas, California, with a lease term expiring November 2003, with an option to extend the term for a period of five years. The DDE segment also leases approximately 15,223 square feet of space in Vancouver, British Columbia, with a lease term expiring September 2003. We lease an aggregate of approximately 24,000 square feet of office space in Kansas City, Missouri, and Scottsdale, Arizona for the DDE segment and in Portland, Oregon, Boulder, Colorado, and Paris, France for the EPS segment. In addition, we lease office space in the United States and overseas for our worldwide marketing and sales activities. We do not own any real property.

    We believe that the space currently under lease to us is adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate further physical expansion of our operations and for additional sales offices.

ITEM 3. LEGAL PROCEEDINGS

    During February 1999, certain shareholders of Inso filed seven putative class action lawsuits against Inso and certain of Inso's officers and employees in the United States District Court for the District of Massachusetts. The lawsuits are captioned as follows: MICHAEL ABRAMSKY V. INSO CORPORATION, ET AL., Civ. Action No. 99-10193; RICHARD B. DANNENBERG V. INSO CORPORATION, ET AL., Civ. Action No. 99-10195; JACK SMITH V. INSO CORPORATION ET AL., Civ. Action No. 99-10208; CHAVY WEISZ V. INSO CORPORATION, ET AL., Civ. Action No. 99-10200; ROBERT C. KRAUSER V. INSO CORPORATION, ET AL., Civ. Action No. 99-10366; JEAN-MARIE LARCHEVEQUE V. INSO CORPORATION, ET AL., Civ. Action No. 99-10299; and THOMAS C. MCGRATH V. INSO CORPORATION, ET AL., Civ. Action No. 99-10389.

    These lawsuits were filed following our announcement on February 1, 1999 that we planned to restate our revenues for the first three quarters of 1998. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. We have been informed that the plaintiffs will seek to consolidate the above lawsuits into one consolidated action. We believe the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

    As soon as we discovered that it could be necessary to restate certain of our financial results, we immediately and voluntarily provided this information to the U.S. Securities and Exchange Commission, which is in the process of conducting an informal inquiry.

    We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Paul R. Anderson, who is 39 years old, has been Vice President, General Manager of Product Data Management since December 1998. He joined Inso in November 1998 as Vice President, Corporate Development. Prior to joining Inso, Mr. Anderson held various senior management positions with Adobe Systems Incorporated, beginning in 1988, most recently as Vice President of Type and Content Products and Vice President and General Manager of the Publishing Division.

    Bruce G. Hill, who is 35 years old, was Vice President, General Counsel, and Secretary of Inso from March 1994 until February 1999 and has been Vice President of Business Development since July 1997. Prior to joining Inso, Mr. Hill had been an associate attorney specializing in corporate and mergers and acquisitions matters at the law firm of Skadden, Arps, Slate, Meagher & Flom in Boston, Massachusetts, from 1988 until March 1994.

    Stephen O. Jaeger, who is 54 years old, has been Chief Executive Officer since the end of March 1999. In mid-March 1999, Mr. Jaeger was elected Chairman of the Board and continues to serve in that capacity. After a brief period as an independent consultant, Mr. Jaeger joined privately held PharmaCom Group, Inc. in February 1999 as a principal, director, and officer. From December 1997 until October 1998, Mr. Jaeger was Executive Vice President and Chief Financial Officer and a director at Clinical Communications Group, Inc. From March 1995 until September 1997, Mr. Jaeger served as Vice President and Chief Financial Officer and Treasurer of The Perkin-Elmer Corporation. Mr. Jaeger was Chief Financial Officer of Houghton Mifflin Company from 1988 until March 1995.

    Kirby A. Mansfield, who is 44 years old, has been President of the Company since March 1999. From January 1999 through February 1999, Mr. Mansfield was Executive Vice President of Inso. From July 1997 through December 1998, Mr. Mansfield was Vice President and General Manager of Inso Boston. From June 1994 through June 1997, Mr. Mansfield was Vice President of Business Development. From the inception of Inso until June 1994, Mr. Mansfield was Vice President of Marketing and Business Development. Mr. Mansfield joined Houghton Mifflin Company in July 1989 initially as a consultant to the Software Division and subsequently as the Division's Director of Technical Development. Mr. Mansfield was appointed a Vice President of the Software Division in February 1992 and became Vice President and Director of Marketing and Business Development of the Software Division in October 1993.

    Graham Marshall, who is 51 years old, has been Vice President, General Manager of Electronic Publishing Solutions since January 1997. Prior to joining Inso, Mr. Marshall held various key international electronic publishing positions within Reed Elsevier beginning in 1981. Mr. Marshall held the positions of Managing Director of Butterworth Asia from September 1996 to January 1997, President of Butterworth Legal Publishers from April 1995 to September 1996, and manager of business units in the United Kingdom, United States, and Asia from January 1988 to April 1995.

    Michael E. Melody, who is 55 years old, has been Vice President, Strategic Planning and Operations of Inso since January 1997. Mr. Melody was Vice President and General Manager of Information Products of Inso from March 1996 until January 1997. From October 1994 through February 1996, Mr. Melody was Principal of Michael E. Melody, Consulting. From October 1990 through September 1994, Mr. Melody was Executive Vice President, College and Software Publishing of Houghton Mifflin. Prior to joining Houghton Mifflin, Mr. Melody held various executive positions with Simon & Schuster, Macmillan Publishing Company, and Prentice-Hall, Inc.

    Patricia A. Michaels, who is 32 years old, has been Assistant Vice President and Corporate Controller of Inso since September 1997. From April 1997 to September 1997, Ms. Michaels was the Director of

Accounting and Finance. From January 1996 to April 1997, Ms. Michaels was the Finance Manager. Prior to joining Inso, Ms. Michaels had been employed with Ernst & Young LLP since 1989.

    Scott D. Norder, who is 33 years old, has been Vice President, General Manager of Dynamic Document Exchange since January 1997. Mr. Norder became Vice President and General Manager of Inso Chicago in June 1995. Mr. Norder was Vice President of Engineering for Systems Compatibility Corporation, now Inso Chicago, from April 1991 to June 1995. Prior to that time Mr. Norder held key leadership positions within the development organization of Systems Compatibility Corporation since 1987.

    Betty J. Savage, who is 40 years old, has been Vice President, Chief Financial Officer, and Treasurer of Inso since March 1994. Prior to joining Inso, Ms. Savage had been employed with Ernst & Young LLP since 1980.

    Paul A. Savage, who is 48 years old, has been Vice President of Worldwide Sales and Service since October 1997. Previously, Mr. Savage was Vice President of Sales and Service with Inso's Electronic Publishing Solutions group in Providence, Rhode Island. Prior to joining Inso in October 1996, Mr. Savage spent more than 17 years at Digital Equipment Corporation. His most recent assignment at Digital was Director of Worldwide Sales Operations for the Network and Systems Integration Services business unit.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of Inso trades on the Nasdaq National Market of The Nasdaq Stock Market under the symbol "INSO." The following table sets forth the high and low sale prices of Inso's common stock for the fiscal periods listed below as reported on the Nasdaq National Market. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

                                                                                     1998                  1997
                                                                             --------------------  --------------------
QUARTER ENDED                                                                  HIGH        LOW       HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------  ---------  ---------
March 31...................................................................  $   19.25  $   11.13  $   43.25  $   28.50
June 30....................................................................      21.63      10.63      44.63      17.88
September 30...............................................................      22.25      13.63      21.75       9.88
December 31................................................................      29.00      15.25      13.63       9.38

    As of March 29, 1999, Inso's common stock was held by 427 holders of record. Inso has paid no dividends on its common stock since its formation and has no current plans to do so.

    In December 1998 Inso acquired all of the outstanding stock of privately held Sherpa Systems Corporation ("Sherpa"). In connection with the acquisition, Inso issued warrants to purchase 1,456,458 of Inso's common stock to the stockholders of Sherpa. The warrants have a 24-month term and the right to purchase shares of Inso's common stock at an exercise price of $23.50 per share. (See Notes 4 and 15 of "Notes to Consolidated Financial Statements" for additional information.)

ITEM 6. SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA

                                                                         YEARS ENDED DECEMBER 31
                                                        ----------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                  1998(1)     1997(1)     1996(1)     1995(1)       1994
------------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Net revenues..........................................  $   60,094  $   81,869  $   70,534  $   43,387  $   23,463
Gross profit..........................................      47,444      72,058      61,362      37,595      20,389
Restructuring expenses................................           0       5,848           0           0           0
Purchased in-process research and development.........      21,900       6,100      38,700       5,500           0
Total operating expenses (3)..........................      86,019      73,930      75,439      26,017      11,856
Operating (loss) income...............................     (38,575)     (1,872)    (14,077)     11,578       8,533
Gain on sale of linguistic software net assets (2)....      13,289           0           0           0           0
(Loss) income before provision for income taxes.......     (20,604)      2,504     (11,073)     13,046       8,852
Provision for income taxes............................      (1,035)      2,944      10,207       7,052       3,189
Net (loss) income (2,3)...............................     (19,569)       (440)    (21,280)      5,994       5,663
(Loss) earnings per common share......................  $    (1.30) $    (0.03) $    (1.61) $      .49  $     . 49
(Loss) earnings per common share-assuming dilution....  $    (1.30) $    (0.03) $    (1.61) $      .49  $      .48

BALANCE SHEET DATA

                                                                               DECEMBER 31
                                                        ----------------------------------------------------------
(IN THOUSANDS)                                               1998         1997       1996       1995       1994
------------------------------------------------------  --------------  ---------  ---------  ---------  ---------
Working capital.......................................    $   42,277    $  85,558  $  84,261  $  55,460  $  15,522
Deferred income tax benefit, net......................             0        5,917      4,930      3,847      4,175
Total assets..........................................       163,219      138,083    136,272     91,129     33,494
Long-term debt........................................           450            0          0          0          0
Stockholders' equity..................................       109,174      115,478    113,413     75,163     27,614

(1) Inso's 1995 results include the operations of Systems Compatibility Corporation since its acquisition on April 1, 1995. Inso's 1996 results include the operations of Electronic Book Technologies, Inc. and ImageMark Software Labs since their acquisition dates of July 16, 1996 and January 9, 1996, respectively. Inso's 1997 results include the operations of Mastersoft, Level Five Research, Inc., and Henderson Software, Inc. since their acquisition dates of February 6, 1997, April 22, 1997, and November 24, 1997, respectively. Level Five Research, Inc. was subsequently sold on April 23, 1998. Inso's 1998 results include the operations of ViewPort Development AB, MediaBank, Sherpa Systems Corporation, and Venture Labs, Inc. since their acquisitions dates of March 12, 1998, August 28, 1998, December 4, 1998 and December 22, 1998, respectively. (See Notes 4 and 15 of "Notes to Consolidated Financial Statements".)

(2) Inso's 1998 results include a gain of $13,289,000 on the sale of Inso's linguistic software net assets to Lernout & Hauspie Speech Products N.V. on April 23, 1998. (See Note 5 of "Notes to Consolidated Financial Statements").

(3) Inso's 1998 results include a charge of $4,000,000 relating to an international distributor relationship (See Note 13 of "Notes to Consolidated Financial Statements").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    We derive our revenues primarily from one-time and annual licenses with corporate, government, and OEM customers and channel-partners; software maintenance fees from site-license agreements with corporate and government customers; one-time fees for direct licenses to consumers; and royalties, including initial nonrefundable royalties, from license arrangements with channel-partners and OEMs. Revenues from site-license agreements generally consist of a one-time license fee based on the number of individual users licensed or an annual distribution license fee based on the extent of the customer's distribution. For each site license agreement, an annual software maintenance fee is calculated based upon a percentage of the one-time or annual license fee. Payment of the maintenance fee permits customers to receive updates and enhancements to the software licensed for the duration of the maintenance agreement. Royalty revenues are earned in one of the following ways: as a percentage of net revenues from product unit sales by licensees that incorporate our products, as a fixed per-unit royalty, or as a regular periodic fee based on estimated shipments or usage over time.

    We generate a significant portion of our revenue from customers outside the United States. Such revenues totaled 24%, 21%, and 22% of total net revenue for the years ended December 31, 1998, 1997, and 1996, respectively. We expect that the international market will continue to account for a significant portion of our total business. Our export revenues are transacted primarily in U.S. dollars. Therefore, we believe that we are not exposed to significant risk with respect to changing currency exchange rates in connection with our business with international customers. We generally denominate the prices for our corporate and end-user products sold internationally in U.S. dollars. Business with overseas end-users may be subject to greater currency exchange rate risk in the future. (See "Certain Factors that May Affect Future Operating Results.")

    Cost of revenues primarily comprises the amortization of capitalized product development costs and certain assets from acquisitions and license agreements described in Note 4 of the "Notes to Consolidated Financial Statements"; royalty expense for the licensing of technology; fulfillment; and service and support costs. The level of amortization expense of capitalized product development costs is directly related to the amount of product development costs capitalized in each year and the time frame in which a specific product is made available for general release to customers.

    The following table sets forth, for the periods indicated, certain income statement data expressed as a percentage of revenues.

PERCENTAGE OF REVENUES

                                                                                                         YEARS ENDED
                                                                                                         DECEMBER 31
                                                                                                      ------------------
                                                                                                      1998   1997   1996
                                                                                                      ----   ----   ----
Net revenues........................................................................................  100%   100%   100%
Cost of revenues....................................................................................   21     12     13
                                                                                                      ----   ----   ----
  Gross profit......................................................................................   79     88     87
Operating expenses:
  Sales and marketing...............................................................................   46     29     16
  Product development...............................................................................   33     27     23
  General and administrative........................................................................   26     18     12
  Amortization of intangible assets.................................................................    3      2      1
  Restructuring expenses............................................................................   --      7     --
Purchased in-process research and development.......................................................   36      7     55
                                                                                                      ----   ----   ----
Total operating expenses............................................................................  144     90    107
Operating loss......................................................................................  (65)    (2)   (20)
  Net investment income.............................................................................    8      5      4
  Gain on sale of linguistic software net assets....................................................   22     --     --
                                                                                                      ----   ----   ----
(Loss) income before provision for income taxes.....................................................  (35)     3    (16)
(Benefit) provision for income taxes................................................................   (2)     4     14
                                                                                                      ----   ----   ----
Net loss............................................................................................  (33)%   (1)%  (30)%
                                                                                                      ----   ----   ----
                                                                                                      ----   ----   ----

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Revenues for 1998 decreased $21,775,000, or 27%, to $60,094,000 compared to $81,869,000 for 1997. On April 23, 1998, we sold our linguistic software assets to Lernout & Hauspie Speech Products N.V. ("Lernout & Hauspie) for $19,500,000, plus an additional amount for certain receivables net of certain liabilities. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues increased approximately 11% to $53,116,000 for 1998 compared to $47,818,000 for 1997. Excluding the revenues associated with the assets sold to Lernout & Hauspie, revenues from direct and indirect product licenses to corporations and other end-users represented approximately 42% of the revenue total for 1998. Of the total revenues in 1998, approximately 11% were revenues from the acquisitions of Sherpa Systems Corporation, Paradigm Development Corporation, MediaBank, and ViewPort Development. Net revenues declined in 1998 over 1997 also as a result of an increase of $2,147,000 in returns, refunds, and allowances. Revenues from product licenses in 1998 decreased $24,902,000, or 32%, to $51,758,000 compared to $76,660,000 for 1997. The decline was mainly due to the sale of our linguistic assets to Lernout and

Hauspie as noted above as well as a decline in revenue from our Dynamic Document Exchange operating segment. Service revenues in 1998 increased $3,127,000, or 60%, to $8,336,000 compared to $5,209,000 for 1997. The increase was mainly due to an increase in maintenance support and consulting sold with our product offerings as well as added service revenues from the acquisition of the Product Data Management segment in December 1998.

    Revenues from the Dynamic Document Exchange segment declined by approximately 9% from $31,362,000 in 1997 to $28,585,000 in 1998. The decline was mainly due to lower sales of Quick View Plus as we exited our retail business and experienced lower volume with corporate customers. Revenues from the Electronic Publishing Solutions and Product Data Management segments increased 49% from $16,441,000 in 1997 to $24,557,000 in 1998. The increase was primarily related to our DynaBase product that was launched at the end of 1997 as well as the addition of the PDM products in December 1998. Revenues from the Lexical and Linguistic segment declined by $27,114,000 from $34,066,000 in 1997 to $6,952,000 in 1998 as a result of the sale to Lernout & Hauspie mentioned above.

    Gross profit decreased $24,614,000, or 34%, from $72,058,000 for 1997 to $47,444,000 for 1998. Excluding the gross profit associated with the assets sold to Lernout & Hauspie, gross profit decreased $172,000, or less than 1%, to $41,385,000 for 1998 from $41,557,000 for 1997. Gross profit as a percentage of revenues, excluding the gross profit associated with the assets sold to Lernout & Hauspie, was 78% for 1998 compared to 87% for 1997. The decrease in the gross margin from 1998 to 1997 was primarily due to an increase in amortization expense for capitalized software in 1998 as well as amortization related to certain customer licenses acquired through the acquisition of Sherpa Systems Corporation of $1,055,000. Additionally, the cost to provide service revenue increased at a faster rate than the associated revenue thereby contributing to the decline in the gross margin percentage.

    Total operating expenses increased $12,089,000 to $86,019,000 for 1998 from $73,930,000 for 1997. Included in the total operating expenses for 1998 were acquisition charges of $21,900,000 for certain purchased technology under research and development by Sherpa Systems Corporation, Paradigm Development Corporation, MediaBank media asset management system and ViewPort Development AB at the time of the 1998 acquisitions. Included in total operating expenses for 1997 were acquisition charges of $6,100,000 for certain purchased technology under research and development by Level Five Research, Inc., Henderson Software, and Mastersoft products and technologies at the time of the 1997 acquisitions and restructuring expenses of $5,848,000 relating to our Information Products and certain of the Information Management Tools product lines. Excluding the 1998 and 1997 aforementioned special charges as well as the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $10,137,000, or 20%, to $61,556,000 for 1998 compared to $51,419,000 for 1997.

    Sales and marketing expenses consist primarily of salaries, commissions, and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $3,915,000, or 17%, to $27,463,000 for 1998 from $23,548,000 for 1997. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses increased $4,516,000, or 20%, for 1998 compared to 1997. The increase was primarily the result of costs relating to the reorganization of the sales and marketing departments as well as a charge of $4,000,000 related to an international distributor. During 1998, we entered into an international distribution agreement that provided the distributor with guaranteed levels of net receipts, as defined by the agreement, of $2,000,000 for each year ended December 31, 1999 and 2000. As of December 31, 1998, we believe that the distributor will not be able to achieve defined net receipts in either year. Therefore, the Company recorded a charge to sales and marketing expenses of $4,000,000. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses were 51% of revenues for 1998 compared to 47% for 1997. The increase in sales and marketing expenses as a percentage of revenues was primarily due to the aforementioned distributor charge.

    Product development costs consist primarily of personnel costs and, to a lesser extent, fees paid for outside software development and consulting services. Product development expenses decreased $2,565,000, or 12%, from $22,094,000 for 1997 to $19,529,000 for 1998. Excluding the product development expenses associated with the assets sold to Lernout & Hauspie, product development costs increased by $3,956,000, or 28%, for 1998 compared to 1997. The increase was primarily due to lower capitalized costs in 1998 due to the release of DynaBase product at the end of 1997 as well as additional development expenses for the 1998 acquisitions. Our product development costs, excluding the product development expenses associated with the assets sold to Lernout & Hauspie, were 34% of revenues for 1998 compared to 29% of revenues for 1997.

    General and administrative expenses increased $718,000, or 5%, from $14,868,000 in 1997 to $15,586,000 for 1998. Excluding the administrative expenses associated with the assets sold to Lernout & Hauspie, general and administrative expenses increased $1,596,000, or 12%, for 1998 compared to 1997. The increase in general and administrative expenses was primarily due to increases in personnel costs and facilities costs. General and administrative expenses, excluding the expenses associated with the assets sold to Lernout & Hauspie, were 28% of revenues for 1998 and 1997.

    As a result of the current year operating loss, we have recorded a benefit for net operating loss carrybacks for taxes paid in the prior years but have provided a full valuation allowance on our net operating loss carryforwards and other deferred tax assets in excess of deferred tax liabilities. In 1997, our effective tax rate was influenced by in-process research and development charges of $6,100,000 as discussed above.

    Excluding the $13,289,000, or $0.85 per share, gain on sale of the assets sold to Lernout & Hauspie and the $21,900,000, or $1.43 per share, write-off related to the Paradigm Development Corporation, Sherpa Systems Corporation, MediaBank, and ViewPort Development AB in-process research and development charges, net loss and loss per share for 1998 would have been $10,958,000 and $0.73 per share, respectively. Excluding the 1997 $6,100,000, or $0.43 per share, Level Five Research, Inc., Henderson Software, Inc., and Mastersoft products and technologies purchased in process research and development charge and restructuring expenses of $3,684,000, net of income taxes, or $0.26 per share, relating to our Information Products and certain of our Information Management Tools products, net income and earnings per share for 1997 would have been $9,344,000 and $0.64 respectively.

    We adopted the straight-line depreciation method for all equipment placed in service on or after January 1, 1998. The equipment under the straight-line method is being depreciated over the estimated useful life of the assets, generally three to five years. We believe that the straight-line method of depreciation provides a preferable matching between expected productivity and cost allocation since the equipment's operating capacity and consumption generally remains consistent over time. The change in depreciation methods was not material to our operating results or our financial position.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Revenues for 1997 increased $11,335,000, or 16%, to $81,869,000 compared to $70,534,000 for 1996. Approximately 4% of revenues in 1997 included revenues from the acquisitions of Mastersoft, Level Five Research, Inc., and Henderson Software, Inc. Direct, distribution, and retail sales of products such as Quick View Plus and DynaText significantly contributed to the increase in revenues during 1997 as compared to 1996, resulting in direct, distribution, and retail product licenses representing 30% of total revenues. Revenues from product licenses in 1997 increased $8,864,000, or 13%, to $76,660,000 compared to $67,796,000 for 1996. This increase was mainly due to the growth in Quick View Plus and DynaText revenue as noted above. Service revenues for 1997 increased $2,471,000, or 90%, to $5,209,000 compared to $2,738,000 for 1996. The increase was mainly due to an increase in maintenance support and consulting sold with our product offerings. Hewlett Packard, Lucent Technologies, and Banque Paribas were among the licensees who entered into site license agreements with us for Quick View Plus during 1997. American

Honda Motor Company licensed DynaText and Siemens Nixdorf licensed both DynaText-Registered Trademark- and DynaWeb-Registered Trademark-. Non-refundable royalty advances and royalty revenues for 1997 decreased 9% as compared to the same period in 1996. Non-refundable royalty advances and royalty revenues were both affected in 1997 by weakness in the OEM markets served by certain Lexical and Linguistic products of Inso as well as a decline in royalty revenues from Microsoft Corporation.

    Revenues from the Dynamic Document Exchange segment increased 37% from $22,898,000 in 1996 to $31,362,000 in 1997. The increase relates mainly to sales of Quick View Plus to corporate customers. Revenues from the Electronic Publishing Solutions segment increased 182% from $5,834,000 in 1996 to $16,441,000 in 1997. The products comprising the EPS segment were originally acquired in July 1996.

    Gross profit increased $10,696,000, or 17%, from $61,362,000 in 1996 to
$72,058,000 in 1997. Gross profit as a percentage of revenues for 1997 were 88% compared to 87% for 1996. The increase in gross profit percentage was primarily attributable to higher revenues from Quick View Plus, Outside In, DynaText, and Mastersoft's Viewer 95, which carry lower royalty burdens.

    Total operating expenses decreased $1,509,000 to $73,930,000 in 1997 from $75,439,000 in 1996. Included in total operating expenses for 1997 were acquisition charges of $6,100,000 for certain purchased technology under research and development by Mastersoft, Level Five Research, Inc., and Henderson Software, Inc. at the time of their 1997 acquisitions. Also included in the total operating expenses for 1997 were restructuring expenses of $5,848,000 relating to certain of our Lexical and Linguistic products. Included in total operating expenses for 1996 were acquisition charges of $38,700,000 for certain purchased technology under research and development by Electronic Book Technologies, Inc. and ImageMark Software Labs, Inc. at the time of their 1996 acquisitions. The decline in non-refundable royalty advances and royalty revenues as discussed above affected our 1997 operating expenses as a percent of revenue.

    Sales and marketing expenses consist primarily of salaries, commissions, and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $12,487,000 to $23,548,000 for 1997 from $11,061,000 for 1996. The increase reflected increased costs for staff additions, emphasis on new markets (corporate and consumer), new expenses from acquired companies, and higher commissions due to increased revenues. During 1997, these expenses also included certain one-time charges related to the reorganization of the sales and marketing departments. Sales and marketing expenses were 29% of revenues for 1997 compared to 16% for 1996.

    Product development costs consist primarily of personnel costs and, to a lesser extent, fees paid for outside software development and consulting services. Product development expenses increased $6,208,000 from $15,886,000 for 1996 to $22,094,000 for 1997. The increase in product development costs was primarily due to our investments in viewing, conversion and other information sharing, publishing, and distribution products. Examples of these products included DynaBase, DynaText, Outside In HTML Export, and DynaWeb-Registered Trademark-. Our total product development costs, including capitalized costs, were $28,449,000, or 35% of revenues, for 1997 compared to $18,751,000, or 27%
of revenues, for 1996.

    General and administrative expenses increased $6,058,000 to $14,868,000 for 1997 compared to $8,810,000 for 1996. The increase in general and administrative expenses was primarily due to increases in personnel and general expenses required to support the growth in our operations. General and administrative expenses increased as a percentage of revenues to 18% for 1997 compared to 12% for 1996.

    The acquisitions of Mastersoft, Level Five Research, Inc., and Henderson Software, Inc., included the purchase of certain technology under research and development, which resulted in charges to our 1997 consolidated results of $6,100,000, or $0.43 per share.

    In June 1997, we adopted a plan of restructuring aimed at a continuing focus on strategic products while reducing costs and streamlining the organization. As part of the restructuring, we substantially reduced our spending on products in slower growing markets and redirected our resources to those products with larger market opportunities. The plan primarily affected certain Lexical and Linguistic products. As a result of the restructuring plan, we recorded $5,848,000 of expenses. The charge included $320,000 of severance for 17 employees in development; $315,000 of estimated lease obligations, net of estimated sublease income, for the impact of affected leases; $3,353,000 for the write-off of capitalized software and other assets; and $1,860,000 for the write-off of prepaid royalties. As of December 31, 1998, there were no remaining liabilities accrued.

    In 1997 our effective tax rate was influenced by acquisitions, tax planning initiatives, and certain income tax accruals. Excluding the related income tax impact, our effective tax rate for 1997 was 34% compared to 37% in 1996, excluding the 1996 charge for purchased in-process research and development.

    Excluding the $6,100,000, or $0.43 per share, Mastersoft, Level Five Research, Inc., and Henderson Software Inc., purchased in-process research and development charges and restructuring expenses of $5,848,000, or $0.26 per share, net income and earnings per share for 1997 would have been $9,344,000 and $0.64, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Our operating activities provided cash of $2,614,000, $19,413,000, and $17,452,000 for 1998, 1997, and 1996, respectively. The decreased contribution from operating activities of $16,799,000 from 1998 to 1997 was primarily due to the overall lower level of earnings in 1998. During 1998, we entered into a distribution agreement with an international distributor that guaranteed certain levels of net receipts, as defined by the agreement, for specified geographic areas (primarily Australia, New Zealand, and certain countries in the Far East). As of December 31, 1998, we believe that the distributor will be not able to achieve defined net receipts from the agreement territory. Therefore, we recorded obligations of $4,000,000 relating to the guarantees.

    Our investing activities used cash of $20,724,000, $36,886,000, and $70,265,000 in 1998, 1997, and 1996, respectively. The decrease of $16,162,000 from 1997 to 1998 was due to the 1998 proceeds of $19,853,000 received from Lernout & Hauspie for the sale of our linguistic software assets, a decrease in capitalized product development costs of $1,449,000, and a decline in net purchases of marketable securities of $25,863,000 offset by an increase in acquisition activity of $33,208,000. The acquisitions of Paradigm Development Corporation, Sherpa Systems Corporation, MediaBank, and ViewPort Development AB were all paid for using available cash. The investing activity in 1998 also included the payment of $1,467,000 to the former principal stockholder of Inso Providence.

    In December 1998, we acquired all of the outstanding stock of privately held Sherpa Systems Corporation for total consideration paid of $36,000,000 consisting of $28,700,000 of available cash ($1,800,000, which has been accrued for at December 31, 1998) and warrants to purchase 1,456,458 shares of common stock. The warrants at the time of the acquisition were valued at $5.00 per warrant, or $7,282,000. The warrants have a 24-month term and the right to purchase shares of the Company's common stock at an exercise price of $23.50 per share. In January 1999, we paid $1,800,000 of the remaining proceeds for the Sherpa acquisition. At the time of the acquisition, we also caused Sherpa to enter into employment and noncompetition agreements with key executives. We will make aggregate payments of approximately $1,600,000 over the next three years under those agreements.

    On February 1, 1999, we announced that we would restate our financial results for the quarters ended March 31, June 30 and September 30, 1998, respectively. Subsequent to the announcement, we initiated discussions with warrant holders to reprice the warrants or exchange them for cash with the objective of meeting the intention of the original agreement.

    The Sherpa acquisition also included estimated costs of approximately $5,800,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the merger. As of December 31, 1998, all of the estimated costs of $5,800,000 were included in accrued acquisition related liabilities on the related balance sheet. During 1999, payments against the accruals are expected to include severance for elimination of duplicate functions and closure of duplicate and excess operations; cancellation of facility leases and other contracts for closed operations; professional fees consisting principally of appraisal, legal, and accounting fees; and other out of pocket expenses related to the acquisition. Employee terminations are expected to be in the areas of sales, marketing, and administrative functions. A majority of the payments relating to the accrual are expected to be made during 1999.

    On January 12, 1999, we acquired all of the outstanding common stock of privately held AIS Software S.A. for approximately $3,000,000 using available cash.

    Our financing activities provided cash of $9,100,000, $1,705,000, and $49,858,000 in 1998, 1997, and 1996, respectively. The increase from 1997 to 1998 relates to an increase in the proceeds received from stock option exercises and proceeds from repayment of notes receivable underlying stock purchase agreements. Also, in December 1998, we repaid $3,784,000 of indebtedness assumed during the acquisitions of Sherpa Systems Corporation and Venture Labs, Inc. In November 1996, we completed a public offering of 1,200,000 shares of common stock, which provided net proceeds of approximately $56,444,000. On February 1, 1996, we repaid the outstanding promissory notes of $6,037,000 issued in connection with the acquisition of Inso Chicago. As of December 31, 1998, we had obligations of $450,000 relating to capital leases.

    As a result of our February 1, 1999 announcement as mentioned above, certain class action lawsuits were filed against Inso and certain of our officers and employees in the U.S. District Court in Massachusetts claiming violations of the federal securities laws based on alleged misrepresentations regarding Inso's revenue and earnings for the first three quarters of fiscal 1998. These actions seek unspecified damages. We believe the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

    While it is not feasible to predict the total costs, we expect to incur significant professional fees in connection with the investigation of the accounting errors and irregularities that led to our restatement of financial results for the quarters ended March 31, June 30, and September 30, 1998 as well as fees with respect to the shareholder litigation filed against us subsequent to our announcement of the restatement.

    We are presently evaluating our organizational and operating structure. The result of this review could result in changes to our operations, the outcome of which cannot be predicted at this time.

    As of December 31, 1998, we had working capital of $42,277,000. Cash, cash equivalents, and marketable securities as of December 31, 1998 totaled $60,583,000, which includes restricted marketable securities of $6,526,000 supporting outstanding letters of credit. (See Note 13 of "Notes to Consolidated Financial Statements".) We believe that current funds and funds expected to be generated from operations will be sufficient to finance our operations through the foreseeable future.

    When acquired on December 4, 1998, Sherpa had a line of credit with a bank, which provided for borrowings based on eligible accounts receivable, up to a maximum of $5,000,000 with interest therein at the bank's prime rate. This line of credit facility had a termination date of February 28, 1999. At December 31, 1998, we had no borrowings under this agreement and have no plans to renew the line of credit.

    In November 1998, the Board of Directors approved a change in our fiscal year to February 1 through January 31, effective for the twelve-month period ending January 31, 2000. Through December 31, 1998, we reported results on a calendar year basis.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We do not believe that this standard will have a material impact on our results.

    In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-9 (SOP 98-9) "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions" effective for fiscal years beginning after March 15, 1999. SOP 98-9 defines vendor specific objective evidence of fair value in connection with software revenue recognition. The adoption of SOP 98-9 is not expected to have a material impact on our financial position or results of operations.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    Our 1998 acquisitions included certain material purchased in-process research and development charges for Venture Labs Inc, Sherpa Systems Corporation, and MediaBank totaling $21,300,000. These amounts were expensed as non-recurring charges on the respective acquisition dates as the acquired technology had not yet reached technological feasibility and therefore had no alternative future uses. We engaged an independent appraiser to estimate the fair market value of the assets acquired, to serve as a basis for the allocation of the purchase price.

    The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification, and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements.

    The values of the purchased in-process research and development were based upon future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. The revenue estimates used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in the related technology, and the nature and expected timing of new product introductions by us and our competitors.

    The projected net cash flows were discounted to their present value using the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on required rates of return from investments in various areas of the enterprise. The WACC used in the projections ranged from 23% to 35%.

    The estimates used in valuing the in-process research and development were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variances may adversely affect the sales and profitability of future periods. Additionally, the value of other intangible assets recorded at the time of the respective acquisitions may become impaired.

VENTURE LABS, INC.

    The primary purchased in-process technology acquired in the Venture Labs, Inc. acquisition were the Java filtering and viewing projects. These were divided into three projects. DOQKit is a software developers kit written in Java that permits the incorporation of file viewers and filters into Java applications. DOQView Server is a Java plug-in that permits documents to be converted from their formats into HTML "on the fly" and on demand. DOQView is a document viewing application that primarily allows users of computers using UNIX-based operating systems to view Microsoft Office documents without the native Windows application. We estimate that each of these projects was between 75% and 85% complete at the date of the Venture Labs, Inc. acquisition. We currently estimate that the costs to develop the in-process technology acquired in the Venture Labs, Inc. acquisition will be approximately $750,000 in fiscal year 2000.

SHERPA SYSTEMS CORPORATION

    The primary purchased in-process technology acquired in the Sherpa Systems Corporation acquisition was the SherpaWorks Version 3.0 product. This technology is planned to implement a three tier architecture which will provide out-of-the-box, configurable Product Data Management systems that are easy to use and that support open standards based interfaces. SherpaWorks 3.0 is expected to provide an open User Interface framework that allows application developers to implement an application or user role specific interface. We estimate that this project was approximately 85% complete at the date of the Sherpa acquisition. Additionally, we estimate that $2,000,000 will be required to be expended in fiscal year 2000 to complete the remaining development of this product.

MEDIABANK

    The primary purchased in-process technology acquired in the MediaBank acquisition was the new digital asset management products, which were divided into two projects. The first project was a media asset management technology that provides support for standard query language (SQL) databases, such as Oracle 7 and Microsoft's SQL Server. In addition, this project also provides server capabilities that allow users to manage and retrieve assets stored in the asset management systems through a standard Web browser. We estimate that this project was 85% complete at the time of the MediaBank acquisition.

    The second project provides content management capabilities based on the contents of text embedded in popular text formats which are stored in the database. In addition, the second project provides support for DB2, a popular relational database developed by IBM, and IBM's Digital Library product. We estimate that this project was 30% complete at the time of the MediaBank acquisition. We currently estimate that the costs to develop the in-process technology acquired in the MediaBank acquisition will be approximately $2,000,000 in fiscal year 2000.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT--1997 AND 1996

    In connection with our acquisitions of Henderson Software, Inc., Level Five Research, Inc., and Adobe Systems Inc.'s Mastersoft business during 1997, we purchased certain technology under research and development totaling $6,100,000. In connection with our acquisitions of Electronic Book Technologies, Inc. and ImageMark Software Labs, Inc. during 1996, we purchased certain technology under research and development totaling $38,700,000. These amounts were expensed as non-recurring charges on the respective acquisition dates as the acquired technology had not yet reached technological feasibility, and therefore, had no alternative future uses. We engaged an independent appraiser to estimate the fair market value of the assets acquired, to serve as a basis for the allocation of the purchase price.

    The nature of the efforts required to develop the purchase in-process technology into commercially viable products was substantially completed as of December 31, 1998. As such, no significant costs remain.

YEAR 2000

    Many components of computers and the programs that run on them were designed with attention to only the last two digits of the calendar year. Any equipment or program recognizing only two digits may recognize a date using 00 as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risk for us from unforeseen problems in our products or our own computer systems and from third parties with whom we transact business worldwide. Failure of Year 2000 defects in our and/or third parties' computer systems or Year 2000 defects in our products could have a material impact on our ability to conduct our business.

    In late 1997, we commenced a phased Year 2000 Compliance Plan (the "Plan") to assess, remediate, test, and implement plans for all applications and products potentially affected by the Year 2000 issue. To accelerate overall completion, Plan activities are often concurrent rather than serial, but all phases are expected to be completed by mid 1999. Specifically, the Plan addresses the software we sell and all software on which it depends, the hardware, operating systems and software on which we run our business and the third party services on which we also depend. Our costs to date have not been material to our operations and total costs of implementing the Plan are not expected to be material to our fiscal year 2000 results. However, there can be no assurances that we will not incur material costs related to the Year 2000 issue, nor that our Y2000 Compliance Plan will detect all potential Year 2000 issues. Internal staff are the primary resources working on the Plan, although we do not anticipate having to defer any other IT projects in our effort to become Y2000 compliant. We expect to fund the cost of completing the Plan through our operating cash flows.

INSO PRODUCTS

    In addition, the Year 2000 issue could affect the products that we license. All Inso products have been tested for Year 2000 compliance. Additionally, we have completed our assessment of the products, which we license as components of products that we sell. The product compliance statements are listed on our Website, and where necessary, we are in the process of informing customers of the proper migration path to Year 2000 compliant versions. Our most important products are not considered date dependent and any work to bring the current versions of these products to Year 2000 compliance has been incorporated into the normal update cycle. The cost of this effort and the projected completion costs have not been material.

INSO INTERNAL SYSTEMS AND FACILITIES

    We have inventoried hardware and software on which we develop our products and run our internal systems. All inventoried items have been categorized as compliant, compliant with patches, or not compliant. We have begun addressing the items in the compliant with patches category; schedules are in place to upgrade these items. In some cases, we are dependent upon vendors completing their patches to meet our mid-1999 targeted completion date for correcting these items. We have scheduled retirement and/or replacement of non-compliant items. The cost of this effort and the projected completion costs have not been material. However, we may experience material unanticipated problems and costs by undetected errors of technology used in our internal IT and non-IT systems.

    We have contacted all utility and facilities vendors on which we depend. These vendors have provided compliance statements certifying that they will be year 2000 compliant by the end of 1999. We acknowledge that we are vulnerable, as are most organizations, to the inability of these external organizations to achieve Year 2000 readiness.

CONTINGENCY PLAN

    Our technical support group and our professional services group will be made available to resolve any product issues that may arise. Our information systems group is developing a comprehensive checklist to verify internal and external systems. There can be no assurance that our contingency plans will adequately address all Year 2000 issues that may arise. The most reasonable worst case scenario has not been clearly identified.

    Inso management believes that an effective program to resolve the Year 2000 issue in a timely manner is in place. As noted above, we have not completed all phases of the Year 2000 Compliance Plan. Based upon current information, we believe that the correction of the Year 2000 issues should not have a material adverse effect on our financial position or results of operations. However, there can be no assurances that we will not incur material costs related to the Year 2000 issue.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    In 1998, we received the majority of our revenues from direct and indirect sales efforts aimed at corporations and government agencies. The marketing and distribution of products to these markets, either by Inso or by value-added resellers or distributors, required higher sales and marketing expenditures as a percentage of revenues than the OEM distribution channel which we used previously, and were higher than comparable industry averages, which reduced our operating margins. We intend to maintain corporate and government sales activities through continuing direct sales efforts and the marketing of new solutions for enterprise use. This could burden our level of sales and marketing expenditures relative to revenues, which could lower our operating margins in future periods. Additionally, the recent sales force reorganization leaves us with a number of key positions vacant, especially, in international sales management. Even with an all-out recruitment effort, we expect that international sales will be adversely affected during at least the first two quarters of 1999.

    Our ability to remain competitive in the computer software industry is dependent on the services of a number of key management and technical personnel, principally software engineers. Personnel costs for technical staff represent a significant portion of our operating expenses, and increased competition and related personnel cost increases for such staff could have a material adverse impact on our operating results. Additionally, because of the recent drop in Inso's stock price we may need to use larger amounts of cash to compensate our employees, rather than the equity incentives we have relied on in prior periods. This could result in reduced operating margins as a result of higher personnel costs.

    We operate in distinct markets. The Product Data Management and Electronic Publishing Solutions operating segments derive the majority of their revenues from the market for enterprise software applications and solutions. This market tends to be dominated by very large entities, such as SAP, Oracle, and IBM, which have substantially greater resources than we do; and which compete on a worldwide basis with respect to implementation services, local 7 x 24 support, and other factors. As we develop solutions for license on an enterprise basis, we anticipate that we will be required to increase substantially our investment in such service and support functions, which could have an adverse impact on future operating results. At the same time, because of our limited size, it is likely that we will enter into relationships or agreements with large service providers and integrators in order to provide our customers with the implementation services and support that they require. The failure to create such relationships could jeopardize our ability to generate revenues from sales of enterprise software solutions as our operations expand.

    We have invested significant development resources in products utilizing standards-based publishing formats, such as SGML and XML. Should large numbers of customers and potential customers not ultimately adopt any such standard, it is possible that there may be a limited market for the products we are currently developing, which could have an adverse impact on future revenues and operating results.

    We have historically received a significant portion of our revenues from OEMs that integrate our products with their own products and market them to end-users as a single unit. The business of our OEM customers is intensely competitive, while the computer software industry has continued to consolidate. As a result, the number of potentially significant OEM customers for our products has declined and there is increasing competitive pressure for our existing and potential customers to reduce costs. Also, certain markets for our products were particularly adversely affected by competitive pressures during 1998, a trend that is likely to continue in future periods. At the same time, we have achieved a high degree of market penetration in certain OEM markets for our products, making it more difficult to make new sales to OEM customers. These factors could result in decreased revenues from OEMs in future periods. We anticipate that we will begin to market in 1999 a number of OEM products that have been developed using the Java programming language, and we have made significant investments in developing Java programs. Should our OEM customers ultimately choose not to adopt Java as a development platform, our ability to derive revenue from our investments in Java technology would be materially adversely affected. In addition, our

Java products have not been implemented or accepted in the market, and there is the possibility that undetected defects or errors in those products could result in unanticipated support costs and product delays, which could adversely affect future operating results.

    It is possible that certain of the major operating system developers, including Microsoft, may add features and functionality to such operating systems, including future versions of Windows-Registered Trademark-95 and Windows NT-Registered Trademark-, that may compete with our products or with those of our other OEM customers. The concentration of the market for operating systems makes it difficult or impossible for us or our other OEM customers to compete on a price basis because purchasers of operating systems would be required to purchase products as part of the operating system that compete with our products. In addition, certain OEM customers, such as Microsoft, may choose to internally develop products that compete with our products in order to reduce their costs.

    We have relied on acquisitions to create growth and provide new technologies. The majority of our revenues in 1998 were derived from businesses that were acquired by us during 1995 or thereafter, and it is anticipated that all our revenues will come from such acquired businesses in 1999. As a result of recent adverse trends in the price of our common stock, it may be more difficult for us to engage in acquisitions in the future, which could slow our revenue growth. In addition, there is no assurance that we will be able to integrate and manage successfully businesses or assets that we have acquired or may acquire in the future. If our management is unable to manage such acquisitions effectively, the quality of our products; our ability to identify, hire, and retain key personnel; and the results of operations could be materially adversely affected.

    We have restated our previously disclosed financial results for the first three quarters of 1998 in March 1999, primarily as a result of adjustments to revenues resulting from transactions with foreign distributors. Immediately following the first announcement that we intended to restate our financial results, Inso and certain of its officers and employees were sued by purported representatives of a class of the Company's current and former stockholders. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

    While it is not feasible to predict the total costs, we expect to incur significant professional fees in connection with the investigation that led to our restatement of financial results for the quarters ended March 31, June 30, and September 30, 1998 as well as fees with respect to the shareholder litigation filed against us subsequent to our announcement of the restatement.

    We have increased the marketing of our products directly to customers outside the United States but did not achieve growth in revenues from foreign customers in 1998. The failure to achieve significant growth in foreign sales during 1999 could have an adverse impact on our revenue growth and operating results. The marketing of products directly to customers outside the United States increases the risk to our revenues associated with fluctuations of the U.S. dollar in relation to foreign currencies. Such fluctuations could also result in increased operating expenses associated with foreign operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Inso is exposed to the impact of interest rate and foreign currency fluctuations. Our cash equivalents and available for sale investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. We manage the exposure to financial market risk by performing ongoing evaluations of our investment portfolio and investing in short-term investment grade corporate securities, United States agency bonds, and asset backed securities. In addition, we do not use investments for trading or other speculative purposes. We have performed a sensitivity analysis assuming a hypothetical 10% adverse fluctuation in interest rates. As of December 31, 1998, the analysis indicated that the change in interest income would not have a material adverse effect on our financial position or results of operations. Additionally, the carrying value of our investments approximates the fair value and therefore the impact of a fluctuation in interest rates to the carrying value is not material to our financial position or results of operations. However, actual interest income and gains and losses in the future may differ materially from our analysis.

    We transact business in various foreign currencies, primarily in certain European countries, Japan and Australia, and therefore are subject to exposure from movements in foreign currency exchange rates. We primarily license our technology in U.S. dollars but operating expenses are denominated in the local currency. For 1998, we do not believe we had significant exposure associated with movements in foreign currency exchange rates. We will evaluate the exposures going forward and will implement the appropriate risk management procedures as deemed necessary.

    At December 31, 1998, we had certain forward exchange contracts (primarily British Pounds Sterling, German Marks, Italian Lira, French Francs, and Swiss Francs) maturing in January 1999 with a notional amount outstanding of approximately $2,820,000. The estimated unrealized gains and losses for these forward exchange contracts were not material to our results of operations or financial position at December 31, 1998. We presently have no plans to renew the forward exchange contracts after the January 1999 maturity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required to be furnished pursuant to this item is set forth under the caption "Executive Officers of the Registrant" in Part I hereof and under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement ("Proxy Statement"), to be furnished to stockholders in connection with the solicitation of proxies for use at the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required to be furnished pursuant to this item is set forth under the captions "Directors Compensation," "Summary Compensation Table," "Stock Option Grants," "Aggregated Option Exercises and Year-End Option Table," and "Severance Agreements" in the Proxy Statement and is incorporated herein by reference.

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

(B) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1998

        Registrant filed two (2) reports on Form 8-K during the quarter ended December 31, 1998.

        (i) Current Report on Form 8-K dated November 5, 1998 reporting the change in the Company's fiscal year end from December 31 of each year to January 31 of each year under Item 8 ("Change in Fiscal Year"), which was filed with the Securities and Exchange Commission on November 19, 1998.

        (ii) Current Report on Form 8-K dated December 4, 1998 reporting the acquisition of privately-held Sherpa Systems Corporation under Item 2 ("Acquisition or Disposition of Assets"), which was filed with the Securities and Exchange Commission on December 18, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     REGISTRANT   INSO CORPORATION

                                                           /s/ STEPHEN O. JAEGER
                                                -------------------------------------------
Date: March 31, 1999                                         Stephen O. Jaeger
                                                          CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                            /s/ BETTY J. SAVAGE
                                                -------------------------------------------
Date: March 31, 1999                                          Betty J. Savage
                                                 VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                                          /s/ PATRICIA A. MICHAELS
                                                -------------------------------------------
                                                            Patricia A. Michaels
Date: March 31, 1999                               ASSISTANT VICE PRESIDENT AND CORPORATE
                                                                 CONTROLLER
                                                         (CHIEF ACCOUNTING OFFICER)

                                                            /s/ JOSEPH A. BAUTE
Date: March 31, 1999                            -------------------------------------------
                                                         Joseph A. Baute, DIRECTOR

                                                              /s/ J. P. BARGER
Date: March 31, 1999                            -------------------------------------------
                                                           J. P. Barger, DIRECTOR

                                                            /s/ SAMUEL H. FULLER
Date: March 31, 1999                            -------------------------------------------
                                                         Samuel H. Fuller, DIRECTOR

Date: March 31, 1999                            -------------------------------------------
                                                           John Guttag, DIRECTOR

                                                           /s/ STEPHEN O. JAEGER
                                                -------------------------------------------
Date: March 31, 1999                                         Stephen O. Jaeger
                                                   CHAIRMAN, CHIEF EXECUTIVE OFFICER AND
                                                                  DIRECTOR

                                                             /s/ JOANNA T. LAU
Date: March 31, 1999                            -------------------------------------------
                                                          Joanna T. Lau, DIRECTOR

                                                              /s/ RAY SHEPARD
Date: March 31, 1999                            -------------------------------------------
                                                           Ray Shepard, DIRECTOR

                                                               /s/ RAY STATA
Date: March 31, 1999                            -------------------------------------------
                                                            Ray Stata, DIRECTOR

                                                          /s/ WILLIAM J. WISNESKI
Date: March 31, 1999                            -------------------------------------------
                                                       William J. Wisneski, DIRECTOR

ITEM 14(A). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                              PAGE
                                                                                                            ---------

Report of Independent Auditors............................................................................  xx

Consolidated Balance Sheets at December 31, 1998 and 1997.................................................  xx

Consolidated Statements of Operations for the years ended December 31, 1998, 1997,                          xx
  and 1996................................................................................................

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997,                          xx
  and 1996................................................................................................

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996.....  xx

Notes to Consolidated Financial Statements................................................................  xx

Supplementary information:

  Unaudited Quarterly Operating Results...................................................................  xx

Schedule for the years ended December 31, 1998, 1997, and 1996:
  Schedule II--Valuation and Qualifying Accounts..........................................................  xx

    All other schedules have been omitted since the required information is not present, or the amounts are not sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Inso Corporation

    We have audited the accompanying consolidated balance sheets of Inso Corporation as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inso Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP
                                          --------------------------------------
                                          Ernst & Young LLP

Boston, Massachusetts
March 29, 1999

                                INSO CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                                                 DECEMBER 31
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                                                             (IN THOUSANDS EXCEPT
                                                                                                SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    9,502  $   18,512
  Marketable securities...................................................................      44,555      61,945
  Restricted marketable securities........................................................       6,526          --
  Accounts receivable, net of allowances of $4,106 in 1998 and $2,111 in 1997.............      27,588      25,889
  Prepaid expenses and other current assets...............................................       5,223       1,817
                                                                                            ----------  ----------
  Total current assets....................................................................      93,394     108,163
Property and equipment, net...............................................................       9,865       7,073
Product development costs, net of accumulated amortization of $9,589 in 1998 and $14,651
  in 1997.................................................................................      21,322       9,015
Excess of costs over net assets acquired, net of accumulated amortization of $3,013 in
  1998 and $1,968 in 1997.................................................................      19,891       4,257
Other intangible assets, net of accumulated amortization of $4,605 in 1998 and $4,268 in
  1997....................................................................................      10,783         457
Long-term accounts receivable, net of allowance of $299 in 1997...........................       2,901         337
Licensed technology and advances, net.....................................................       2,408         209
Investment in Information Please LLC......................................................       2,655       2,655
Deferred income tax benefit, net..........................................................          --       5,917
                                                                                            ----------  ----------
Total Assets..............................................................................  $  163,219  $  138,083
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $    2,207  $      924
  Accrued liabilities.....................................................................       9,771       3,550
  Accrued salaries, commissions, and bonuses..............................................       6,444       5,478
  Acquisition related liabilities, (including in 1998, $7,282 due to Sherpa selling
    shareholders).........................................................................      16,551       1,482
  Unearned revenue........................................................................      13,542       3,522
  Royalties payable.......................................................................       1,615       1,266
  Capital leases, current portion.........................................................         987          --
  Due to Houghton Mifflin Company.........................................................          --         396
  Deferred income taxes...................................................................          --       5,987
                                                                                            ----------  ----------
      Total current liabilities...........................................................      51,117      22,605
Unearned revenue, non-current portion.....................................................       2,478          --
Capital leases, non-current portion.......................................................         450          --
Commitments and Contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued Common stock,
    $.01 par value; 50,000,000 shares authorized; 15,506,640 and 14,645,611 shares issued
    in 1998 and 1997, respectively........................................................         155         146
  Capital in excess of par value..........................................................     140,130     128,187
  Accumulated deficit.....................................................................     (29,632)    (10,063)
                                                                                            ----------  ----------
                                                                                               110,653     118,270
  Unamortized value of restricted shares..................................................        (116)       (240)
  Notes receivable from stock purchase agreements.........................................      (1,305)     (2,494)
  Treasury stock, at cost, 5,075 shares in 1998 and 1997..................................         (58)        (58)
                                                                                            ----------  ----------
Total stockholders' equity................................................................     109,174     115,478
Total Liabilities and Stockholders' Equity................................................  $  163,219  $  138,083
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                                INSO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                    1998       1997        1996
                                                                                 ----------  ---------  ----------
                                                                                  (IN THOUSANDS EXCEPT PER SHARE
                                                                                             AMOUNTS)
Revenues:
  Product licenses.............................................................  $   51,758  $  76,660  $   67,796
  Service......................................................................       8,336      5,209       2,738
                                                                                 ----------  ---------  ----------
  Total revenues...............................................................      60,094     81,869      70,534

Cost of revenues:
  Cost of product licenses.....................................................       9,362      7,950       8,309
  Cost of service..............................................................       3,288      1,861         863
                                                                                 ----------  ---------  ----------
  Total cost of revenues.......................................................      12,650      9,811       9,172
                                                                                 ----------  ---------  ----------
Gross profit...................................................................      47,444     72,058      61,362

Operating expenses:
  Sales and marketing..........................................................      27,463     23,548      11,061
  Product development..........................................................      19,529     22,094      15,886
  General and administrative...................................................      15,586     14,868       8,810
  Amortization of intangible assets............................................       1,541      1,472         982
  Restructuring expenses.......................................................          --      5,848          --
  Purchased in-process research and development................................      21,900      6,100      38,700
                                                                                 ----------  ---------  ----------
      Total operating expenses.................................................      86,019     73,930      75,439
                                                                                 ----------  ---------  ----------

Operating loss.................................................................     (38,575)    (1,872)    (14,077)
Net investment income..........................................................       4,682      4,376       3,004
Gain on sale of linguistic software net assets.................................      13,289         --          --
                                                                                 ----------  ---------  ----------
(Loss) income before provision for income taxes................................     (20,604)     2,504     (11,073)
(Benefit) provision for income taxes...........................................      (1,035)     2,944      10,207
                                                                                 ----------  ---------  ----------
Net loss.......................................................................  $  (19,569) $    (440) $  (21,280)
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------
Loss per share.................................................................  $    (1.30) $   (0.03) $    (1.61)
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                                INSO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
                                                                                    (IN THOUSANDS OF DOLLARS)
Cash flows from (used in) operating activities:
  Net loss....................................................................  $  (19,569) $     (440) $  (21,280)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation..............................................................       3,371       3,664       2,064
    Amortization expense......................................................       7,086       4,851       4,768
    Deferred income taxes.....................................................         (70)        108       4,547
    Restructuring expenses....................................................          --       5,045          --
    Gain on sale of linguistic software net assets............................     (13,289)         --          --
    Purchased in-process research and development.............................      21,900       6,100      38,700
                                                                                ----------  ----------  ----------
                                                                                      (571)     19,328      28,799

  Changes in operating assets and liabilities:
    Accounts receivable.......................................................       3,501      (2,796)    (12,566)
    Accounts payable and accrued liabilities..................................      (1,084)      4,016       1,697
    Royalties payable.........................................................      (1,036)       (595)        463
    Due to Houghton Mifflin Company...........................................        (396)       (283)        435
    Other assets and liabilities..............................................       2,200        (257)     (1,376)
                                                                                ----------  ----------  ----------
    Net cash provided by operating activities.................................       2,614      19,413      17,452

Cash flows from (used in) investing activities:
  Property and equipment expenditures.........................................      (2,982)     (5,187)     (3,393)
  Capitalized product development costs.......................................      (4,906)     (6,355)     (2,865)
  Acquisitions, net of cash acquired..........................................     (43,553)    (10,345)    (42,458)
  Proceeds from the sale of linguistic software net assets....................      19,853          --          --
  Net change in marketable securities.........................................      10,864     (14,999)    (21,549)
                                                                                ----------  ----------  ----------
    Net cash used in investing activities.....................................     (20,724)    (36,886)    (70,265)

Cash flows from (used in) financing activities:
  Net proceeds from issuance of common stock..................................      11,695       1,705      58,117
  Proceeds from the payment of notes receivable underlying Stock Purchase
    Agreements................................................................       1,189          --          --
  Repayment of promissory notes...............................................          --          --      (6,037)
  Repayment of acquired company debt..........................................      (3,784)         --      (2,222)
                                                                                ----------  ----------  ----------
    Net cash provided by financing activities.................................       9,100       1,705      49,858
                                                                                ----------  ----------  ----------
Net decrease in cash and cash equivalents.....................................      (9,010)    (15,768)     (2,955)
Cash and cash equivalents at beginning of the period..........................      18,512      34,280      37,235
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of the period................................  $    9,502  $   18,512  $   34,280
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Supplementary information:
  Issuance of Notes Receivable from Stock Purchase Agreements.................          --  $    2,494          --
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Investment in Information Please LLC........................................          --  $    2,620          --
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Income taxes paid...........................................................  $      230  $    3,290  $    4,081
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

          See accompanying Notes to Consolidated Financial Statements.

                                INSO CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                             (ACCUMULATED
                                              COMMON STOCK      CAPITAL IN     DEFICIT)        UNAMORTIZED
                                           ------------------   EXCESS OF      RETAINED         VALUE OF
                                             SHARES    AMOUNT   PAR VALUE      EARNINGS     RESTRICTED SHARES
                                           ----------  ------   ----------   ------------   -----------------
                                                          (IN THOUSANDS EXCEPT SHARE AMOUNTS)
 Balance at December 31, 1995............  12,965,700   $130     $ 64,096      $ 11,657           ($ 669)
 Issuance of Shares pursuant to Employee
   Stock Purchase Plan...................      21,399                 658
 Net proceeds from public offering.......   1,200,000     12       56,432
 Stock options exercised.................      98,950      1        1,021
 Issuance of restricted shares...........       1,200                  48                            (48)
 Other issuances and
   repurchases...........................       6,000                 223
 Amortization of restricted
   shares................................                                                            196
 Tax benefit of stock option exercises...                             994
 Net loss*...............................                                       (21,280)
                                           ----------  ------   ----------   ------------          -----
 Balance at December 31, 1996............  14,293,249   $143     $123,472      ($ 9,623)          ($ 521)
 Issuance of shares pursuant to Employee
   Stock Purchase Plan...................      43,912                 998
 Notes Receivable from Stock Purchase
   Agreements............................     243,291      2        2,492
 Stock options exercised.................      62,500      1          713
 Cancellation of restricted
   shares................................      (5,341)                (87)                            87
 Other issuances and
   repurchases...........................       8,000                 199
 Amortization of restricted
   shares................................                                                            194
 Tax benefit of stock option exercises...                             400
 Net loss*...............................                                          (440)
                                           ----------  ------   ----------   ------------          -----
 Balance at December 31, 1997............  14,645,611   $146     $128,187      ($10,063)          ($ 240)
 Issuance of shares pursuant to Employee
   Stock Purchase Plan...................     128,199      1        1,354
 Proceeds from Notes Receivable from
   Stock Purchase Agreements.............
 Stock options exercised.................     716,330      8       10,332
 Issuance of restricted shares...........       7,500                 135                           (135)
 Other issuances and
   repurchases...........................       9,000                 122
 Amortization of restricted
   shares................................                                                            259
 Net loss*...............................                                       (19,569)
                                           ----------  ------   ----------   ------------          -----
 Balance at December 31, 1998............  15,506,640   $155     $140,130      ($29,632)          ($ 116)
                                           ----------  ------   ----------   ------------          -----
                                           ----------  ------   ----------   ------------          -----

                                           NOTES RECEIVABLE
                                              FROM STOCK      TREASURY STOCK
                                               PURCHASE       --------------
                                              AGREEMENTS      SHARES  AMOUNT    TOTAL
                                           ----------------   ------  ------   --------

 Balance at December 31, 1995............             0        4,975   ($51)   $ 75,163
 Issuance of Shares pursuant to Employee
   Stock Purchase Plan...................                                           658
 Net proceeds from public offering.......                                        56,444
 Stock options exercised.................                                         1,022
 Issuance of restricted shares...........                                             0
 Other issuances and
   repurchases...........................                        100     (7)        216
 Amortization of restricted
   shares................................                                           196
 Tax benefit of stock option exercises...                                           994
 Net loss*...............................                                       (21,280)
                                                -------       ------  ------   --------
 Balance at December 31, 1996............             0        5,075   ($58)   $113,413
 Issuance of shares pursuant to Employee
   Stock Purchase Plan...................                                           998
 Notes Receivable from Stock Purchase
   Agreements............................        (2,494)                             --
 Stock options exercised.................                                           714
 Cancellation of restricted
   shares................................
 Other issuances and
   repurchases...........................                                           199
 Amortization of restricted
   shares................................                                           194
 Tax benefit of stock option exercises...                                           400
 Net loss*...............................                                          (440)
                                                -------       ------  ------   --------
 Balance at December 31, 1997............      ($ 2,494)       5,075   ($58)   $115,478
 Issuance of shares pursuant to Employee
   Stock Purchase Plan...................                                         1,355
 Proceeds from Notes Receivable from
   Stock Purchase Agreements.............         1,189                           1,189
 Stock options exercised.................                                        10,340
 Issuance of restricted shares...........                                            --
 Other issuances and
   repurchases...........................                                           122
 Amortization of restricted
   shares................................                                           259
 Net loss*...............................                                       (19,569)
                                                -------       ------  ------   --------
 Balance at December 31, 1998............      ($ 1,305)       5,075   ($58)   $109,174
                                                -------       ------  ------   --------
                                                -------       ------  ------   --------

------------------------------

*   Net loss equals comprehensive income for each period presented.

          See accompanying Notes to Consolidated Financial Statements

                                INSO CORPORATION

NOTE 6. INCOME TAXES

    The provision (benefit) for income taxes comprised the following:

                                                                                         YEARS ENDED DECEMBER 31
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------

                                                                                        (IN THOUSANDS OF DOLLARS)
Current:
  Federal..........................................................................  $  (1,203) $   1,206  $   4,918
  Foreign..........................................................................         90        263        165
  State............................................................................        148        274        540
                                                                                     ---------  ---------  ---------
      Total current................................................................       (965)     1,743      5,623
Deferred:
  Federal..........................................................................       (843)     1,167      4,360
  State............................................................................        773         34        224
                                                                                     ---------  ---------  ---------
      Total deferred...............................................................        (70)     1,201      4,584
                                                                                     ---------  ---------  ---------
Total provision/(benefit)..........................................................  $  (1,035) $   2,944  $  10,207
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    A reconciliation of income tax (benefit) expense to the statutory federal income tax rate was as follows:

                                                                                         YEARS ENDED DECEMBER 31
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------

                                                                                        (IN THOUSANDS OF DOLLARS)
Federal statutory rate.............................................................  $  (7,005) $     851  $  (3,876)
State income taxes, net of federal effect..........................................        608        103        497
Change in valuation allowance......................................................        493       (340)      (340)
Purchased in-process research and development......................................      4,692                13,545
Income tax accruals................................................................                 1,575
Amortization of intangible assets acquired through stock purchase..................        712        696        564
Research and development credit....................................................                             (187)
Other..............................................................................       (535)        59          4
                                                                                     ---------  ---------  ---------
Total..............................................................................  $  (1,035) $   2,944  $  10,207
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

                                INSO CORPORATION

NOTE 6. INCOME TAXES (CONTINUED)
    Significant components of the Company's net deferred income tax assets/(liabilities) were as follows:

                                                                                       YEARS ENDED DECEMBER 31
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------

                                                                                      (IN THOUSANDS OF DOLLARS)
Deferred tax assets:
  Net operating loss carryforwards and tax credits...............................  $   9,335
  Intangible assets..............................................................             $  10,311  $   8,746
  Accrued liabilities not currently deductible for tax...........................      3,940                   927
  Compensation expense...........................................................      1,678      2,015      1,700
  Depreciation expense...........................................................      1,230        303         18
  Bad debt reserve...............................................................      1,110        809        619
  Deferred state taxes...........................................................                 1,171      1,310
  Other..........................................................................         60
  Valuation allowance............................................................     (9,901)    (4,504)    (4,866)
                                                                                   ---------  ---------  ---------
                                                                                       7,452     10,105      8,454
Deferred tax liabilities:
  Deferred income................................................................      2,094      7,389      8,371
  Capitalized development costs..................................................      5,194      1,965        907
  Deferred state taxes...........................................................         60
  Other..........................................................................        104        821        206
                                                                                   ---------  ---------  ---------
                                                                                       7,452     10,175      9,484
                                                                                   ---------  ---------  ---------
  Net deferred income taxes......................................................  $       0  $     (70) $  (1,030)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The valuation allowance of $9,901,000 (which includes net operating losses and other deductions subject to limitations in future years) and $4,504,000 at December 31, 1998 and 1997, respectively, was determined after evaluating the Company's historical operating results and anticipated performance over its normal planning horizon. The Company periodically evaluates the valuation allowance and makes adjustments to the extent that actual and anticipated operating results vary from those initially estimated at the time the valuation allowance was established. The valuation allowance at December 31, 1997, which primarily related to intangible assets associated with the formation of the Company, was eliminated during 1998 as the related intangible assets were sold in conjunction with the Company's sale of its linguistic software assets. At December 31, 1998, a valuation allowance has been recorded due to the uncertainty associated with the recoverability of the Company's net deferred tax assets. During 1998, the Company reduced its valuation allowance by approximately $4,388,000 by adjusting goodwill which had been recorded in connection with the Company's 1998 acquisitions. This reduction of the valuation allowance was made as a result of the recognition of deferred tax assets to the extent of certain deferred tax liabilities recorded in connection with the 1998 acquisitions.

    The Company has available net operating loss carryforwards and other tax credits totaling approximately $28,667,000, most of which were acquired in connection with the Sherpa Systems Corporation acquisition, which expire in the years 2008 to 2018. Because of acquisitions the Company has consummated and due to certain provisions of the Internal Revenue Code concerning changes in ownership, the use of most of the Company's net operating loss carryforwards may be limited.

                                INSO CORPORATION

NOTE 7. TRANSACTIONS WITH HOUGHTON MIFFLIN

    The Company and Houghton Mifflin had various license agreements (the "License Agreements") for the purpose of licensing certain database content from published reference products of Houghton Mifflin's Trade and Reference Division for use in certain of the Company's products. Included in the Company's cost of revenues for the years ended December 31, 1998, 1997, and 1996, were royalties to Houghton Mifflin for the licensing of this database content amounting to approximately $300,000, $1,234,000, and $1,189,000, respectively. The terms of the License Agreements are substantially the same as those in effect while the Company operated as a division of Houghton Mifflin, except that the minimum royalty for certain licenses of reference work content was increased to 15% from 10% only with respect to new OEM licenses entered into after January 1, 1994.

    During 1996, the book rights for the series of Information Please Almanacs were licensed to Houghton Mifflin. In connection with the book right licensing arrangement, the Company recognized approximately $700,000 in 1996. At December 31, 1997, Houghton Mifflin had made all payments relating to the book right licensing agreement.

NOTE 8. RESTRUCTURING EXPENSES

    In June 1997, the Company adopted a plan of restructuring aimed at a continuing focus on strategic products while reducing costs and streamlining the organization. The plan primarily affected certain Lexical and Linguistic products of the Company. As a result of the restructuring plan, the Company recorded $5,848,000 of expenses. The charge included $320,000 of severance for 17 employees in development; $315,000 of estimated lease obligations, net of estimated sublease income, for the impact of affected leases; $3,353,000 for the write-off of capitalized software and other assets; and $1,860,000 for the write-off of prepaid royalties. As of December 31, 1998 and 1997, accrued liabilities of $0 and $360,000 were remaining relating to this restructuring charge.

NOTE 9. COMMON STOCK

    On July 11, 1997, the Board of Directors adopted a Shareholders' Rights Plan and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on July 24, 1997 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, $0.01 par value per share (the "Preferred Stock"), at a purchase price of $145 in cash per Unit (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of July 11, 1997 (the "Rights Agreement") between the Company and State Street Bank & Trust Company, as Rights Agent. The Rights will become exercisable after a person or group has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding common stock, or following the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the shares of common stock. Generally, if any person becomes the beneficial owner of 20% or more of the shares of Common Stock of the Company, except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside Board members, each Right not owned by the 20% or more stockholder will enable its holder to purchase that number of shares of the Company's Common Stock, in lieu of preferred stock, which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurrence of the event. In addition, if the Company is involved in a merger or other business combination transaction with another person or group in which it is not the surviving corporation or in connection with which its Common Stock is changed or

                                INSO CORPORATION

NOTE 9. COMMON STOCK (CONTINUED)
converted, or it sells or transfers 50% or more of it assets or earning power to another person, each Right that has not previously been exercised will entitle its holder to purchase that number of shares of Common Stock of such other person which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurrence of the event. In general, the Company may redeem the Rights in whole at a price of $0.01 per Right at any time prior to the tenth day after a person or group acquires 20% or more of the outstanding common stock. The Rights will expire in July 2007.

NOTE 10. EARNINGS PER SHARE

    Earnings per share is calculated based upon the weighted average number of common shares outstanding for each period presented. The weighted average number of shares outstanding for 1998, 1997 and 1996 were 15,062,000, 14,362,000, and
13,214,000, respectively.

    Options to purchase 4,471,023, 3,873,666 and 4,025,964 shares of common stock during 1998, 1997, and 1996, respectively and warrants to purchase 1,456,458 shares of common stock during 1998 were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

NOTE 11. STOCK COMPENSATION PLANS

STOCK INCENTIVE PLANS

    The Company has reserved 3,000,000 shares for issuance under the 1993 Stock Incentive Plan ("1993 Plan") and 5,000,000 shares for issuance under the 1996 Stock Incentive Plan, as amended ("1996 Plan"). The 1993 Plan and the 1996 Plan ("the Plans") provide for the issuance of incentive stock options, non-qualified stock options, unrestricted stock, restricted stock, and performance share awards. Under the Plans, both incentive options and non-qualified options may be granted to employees and consultants. The option exercise price shall not be less than 100% of the fair market value of the shares on date of grant in the case of incentive options and not less than 85% of the fair market value of the shares on the date of grant in the case of non-qualified options. The Plans also provide for the grant of performance share awards to employees entitling the recipient to receive shares of common stock based upon achievement of individual or Company performance goals. The term of each option and the vesting periods for options and stock awards is fixed by the Compensation Committee of the Company's Board of Directors. The term for incentive stock option grants may not exceed 10 years from the date of grant. Options granted to purchase common stock and restricted stock awarded under the Plans become fully vested and exercisable in full upon a change in control, whether or not vested or exercisable in accordance with their terms.

    The Company's 1996 Non-employee Director Plan, as amended ("Director Plan") provides for the automatic grant of non-qualified stock options and unrestricted stock to members of the Board of Directors who are not employees of the Company. The Company has reserved 415,000 shares for issuance under the Director Plan. The Director Plan provides for an initial grant of options to each Non-employee Director to purchase 20,000 shares of Common Stock at the fair market value on the date that such Non-employee Director first becomes a director of the Company; an annual grant of a non-qualified stock option to purchase 5,000 shares of Common Stock at the fair market value on the date of the Corporation's annual meeting; and an award of 1,000 shares of the Company's unrestricted stock on January 27 of each year. The term for the option grants may not exceed 10 years from the date of grant. Options granted to purchase common stock and restricted stock awarded under the Director Plan become fully vested and

                                INSO CORPORATION

NOTE 11. STOCK COMPENSATION PLANS (CONTINUED) exercisable in full upon a change in control, whether or not vested or exercisable in accordance with their terms.

    On August 6, 1997, the Board of Directors approved a stock option exchange program (the "Exchange Program") pursuant to which full-time permanent employees holding stock options under the Plans were given the opportunity to exchange the unexercised portion of such options (the "Existing Options") under the Plans for new options (the "New Options") on a basis of four shares of common stock for every five shares covered by the Existing Options. As a result of the Exchange Program, eligible employees surrendered options for approximately 528,000 shares. The exercise price of the New Options was equal to the market value of the Company's common stock on the date of grant, or $12.00. Additionally, certain officers were eligible to participate in the Exchange Program for an exercise price of $18.00. The New Options have the same contractual life, vesting schedule, and other terms as the Existing Options canceled in exchange therefore. Additionally, during the exchange program, certain employees exchanged non-qualified options for incentive stock options covering 835,000 shares. The then non-executive Directors were excluded from the Exchange Program.

NOTES RECEIVABLE FROM STOCK PURCHASE AGREEMENTS

    As of December 31, 1998 and 1997, the Company holds notes receivable for a total of $1,305,000 and $2,494,000, respectively from certain of its corporate officers. The Company provided financing in 1997 to effect the purchase of an aggregate 243,291 shares of the Company's common stock pursuant to the 1996 Stock Incentive Plan at the fair market value on December 16, 1997, of $10.25 per share. Interest on such loans accrue at 6.0% per annum until maturity. The principal and interest amounts of such loans is repayable in full upon the earlier of (i) the fifth anniversary of the loan (ii) the date the officer leaves the Company or (iii) if and to the extent that the officer sells the stock. These loans, which are shown as a reduction to stockholders' equity on the balance sheet, are secured by the common stock purchased.

                                INSO CORPORATION

NOTE 11. STOCK COMPENSATION PLANS (CONTINUED)
    The following table summarizes the stock option activity under the 1993 Plan, the 1996 Plan, and the Director Plan:

                                                                                                         WEIGHTED
                                                                               AVAILABLE     OPTIONS      AVERAGE
                                                                               FOR GRANT   OUTSTANDING     PRICE
                                                                              -----------  -----------  -----------
AT DECEMBER 31, 1995........................................................      693,750   2,159,214    $   19.48

1996
Additional authorized.......................................................    2,250,000
Granted.....................................................................   (2,262,800)  2,262,800    $   41.97
Exercised...................................................................                  (98,950)   $    9.64
Forfeited...................................................................      297,100    (297,100)   $   33.92
Restricted stock grant......................................................       (1,200)               $   39.75
Unrestricted stock grant....................................................       (6,000)               $   37.50
                                                                              -----------  -----------  -----------
At December 31, 1996........................................................      970,850   4,025,964    $   31.30

1997
Granted.....................................................................   (1,030,100)  1,030,100    $   12.56
Exercised...................................................................                  (62,500)   $   10.27
Forfeited...................................................................      592,098    (592,098)   $   31.56
Shares issued in connection with Notes Receivable from Stock Purchase
  Agreements................................................................     (243,291)               $   10.25
Shares forfeited from Exchange Program......................................      527,800    (527,800)   $   35.11
Unrestricted stock grant....................................................       (8,000)               $   39.63
                                                                              -----------  -----------  -----------
At December 31, 1997........................................................      809,357   3,873,666    $   15.20

1998
Additional authorized.......................................................    3,165,000
Granted.....................................................................   (1,952,886)  1,952,886    $   15.78
Exercised...................................................................                 (716,330)   $   11.99
Forfeited...................................................................      639,199    (639,199)   $   17.42
Restricted stock grant......................................................       (7,500)               $   17.95
Unrestricted stock grant....................................................       (9,000)               $   13.56
                                                                              -----------  -----------  -----------
At December 31, 1998........................................................    2,644,170   4,471,023    $   15.65
                                                                              -----------  -----------  -----------
                                                                              -----------  -----------  -----------

    At December 31, 1998, 1997, and 1996, options to purchase 915,306, 978,408, and 459,023, shares, respectively were exercisable. The weighted average exercise price for options exercisable at December 31, 1998, 1997, and 1996 were $16.81, $16.24, and $11.87, respectively.

                                INSO CORPORATION

NOTE 11. STOCK COMPENSATION PLANS (CONTINUED)
    Related information for options outstanding and exercisable as of December 31, 1998 under the Plans is as follows:

                                                                         OPTIONS
                                       OPTIONS OUTSTANDING             EXERCISABLE
                                 --------------------------------   -----------------
                                             WEIGHTED
                                              AVERAGE    WEIGHTED            WEIGHTED
                                             REMAINING   AVERAGE             AVERAGE
                                            CONTRACTUAL  EXERCISE            EXERCISE
 RANGES OF EXERCISE PRICES        SHARES       LIFE       PRICE     SHARES    PRICE
 ------------------------------  ---------  -----------  --------   -------  --------
 $ 7.50-$11.75.................  1,273,068        8.0     $10.61    347,568   $ 8.65
 $12.00-$13.50.................  1,221,736        8.1      12.22    188,248    12.09
 $16.81-$28.00.................  1,825,619        8.2      19.07    255,750    20.14
 $31.00-$54.25.................    150,600        7.1      44.70    123,740    43.63
                                 ---------                          -------
       Total...................  4,471,023        8.1     $15.65    915,306   $16.81
                                                   --
                                                   --
                                 ---------               --------   -------  --------
                                 ---------               --------   -------  --------

    The market value of the restricted shares awarded has been recorded as unearned compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting periods that range from one to five years. Amortization totaled $259,000, $194,000, and $196,000, for the years ending December 31, 1998, 1997, and 1996, respectively.

STOCK PURCHASE PLAN

    Under the Company's 1993 Stock Purchase Plan, employees have the opportunity to purchase the Company's common stock. The price at which the employee may purchase the common stock is 85% of the last reported sale price of the Company's common stock on the Nasdaq National Market on the date the offering period commences or concludes, whichever is lower when rounded to the next highest sixteenth percentage. In 1998, the offering period was changed. During 1998, offerings began on January 1 and July 1 and concluded June 30 and November
30. Offerings prior to 1998 began on January 1 and July 1 of each year and concluded on June 30 and December 31, respectively. After 1998 offerings will begin on June 1 and December 1 of each year and conclude on May 31 and November
30. A total of 450,000 shares of common stock have been reserved under this plan.

                                INSO CORPORATION

NOTE 11. STOCK COMPENSATION PLANS (CONTINUED)
    Activity in the plan was as follows:

                                                                                                          WEIGHTED
                                                                                                           AVERAGE
                                                                                               SHARES       PRICE
                                                                                              ---------  -----------
Shares Available for issuance at December 31, 1995..........................................    161,122

1996
Purchased during 1996.......................................................................     21,399   $   30.74
                                                                                              ---------
Available for issuance at December 31, 1996.................................................    139,723

1997
Purchased during 1997.......................................................................     43,912   $   22.75
                                                                                              ---------
Available for issuance at December 31, 1997.................................................     95,811

1998
Additional authorized.......................................................................    250,000
Purchased during 1998.......................................................................    128,199   $   10.57
                                                                                              ---------
Available for issuance at December 31, 1998.................................................    217,612
                                                                                              ---------
                                                                                              ---------

FAIR VALUE

    Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock plans based on the fair value method provided under SFAS 123. The fair value for the options described below was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for awards in 1998, 1997, and 1996:

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Risk-free interest rate......................................................        5.05%       5.95%       6.43%
Expected life................................................................   3.7 years   4.3 years   4.3 years
Expected volatility..........................................................          66%         66%         45%
Expected dividends...........................................................         0.0%        0.0%        0.0%

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

    The total value of the awards granted during the years ended December 31, 1998, 1997, and 1996 were computed as approximately $16,005,000, $6,780,000, and
$23,600,000, respectively, which would be amortized over the vesting period of the options. As a result of the phase-in period allowed under SFAS 123, the

                                INSO CORPORATION

NOTE 11. STOCK COMPENSATION PLANS (CONTINUED) effects on reported net income for 1998, 1997, and 1996 will not likely be representative of the effects in future years. The weighted average fair value of awards granted in 1998, 1997, and 1996 was estimated to be $8.09, $6.58, and $18.56, respectively. If the Company had accounted for these awards in accordance with fair value accounting proscribed under SFAS 123, the Company's pro forma net loss and loss per share would have been as follows:

                                                                                       YEARS ENDED DECEMBER 31
                                                                                  ---------------------------------
                                                                                     1998       1997        1996
                                                                                  ----------  ---------  ----------

                                                                                      (IN THOUSANDS OF DOLLARS
                                                                                      EXCEPT PER SHARE AMOUNTS)
Pro forma net loss..............................................................  $  (28,380) $  (5,598) $  (25,549)
Pro forma loss per share........................................................  $    (1.88) $   (0.39) $    (1.93)

NOTE 12. BENEFIT PLAN

    The Company has a 401(k)-retirement savings plan ("401(k) Plan"), covering substantially all of the Company's domestic employees. The Company has authorized 100,000 shares for issuance under the Plan. Eligible employees are permitted to make pre-tax contributions, up to 15% of their compensation subject to an annual limit. Under the 401(k) Plan, the Company may make contributions either in cash or common stock of the Company at the discretion of the Company's Board of Directors. The contribution may match in whole or in part the salary deferral contributions of the participants and/or represent additional profit-sharing contributions tied to the Company's net income performance. During 1998, 1997, and 1996, the Company's total cash contribution amounted to approximately $873,000, $824,000, and $472,000, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company has various lease agreements for office space and certain equipment under operating leases that expire between 1999 and 2007. The Company's office space leases include certain renewal and expansion options, escalation clauses for the Company's proportionate share of increases in building maintenance costs, and periods of free rent. At December 31, 1998, future minimum lease commitments for noncancelable leases are as follows:

1999................................................................  $   6,535
2000................................................................      6,091
2001................................................................      5,462
2002................................................................      3,257
2003................................................................      3,064
Thereafter..........................................................      5,967

    Rent expense was approximately $3,251,000, $2,732,000, and $1,448,000, in
1998, 1997, and 1996, respectively.

                                INSO CORPORATION

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
CAPITAL LEASE OBLIGATIONS

    The Company leases certain machinery and equipment under capital leases which are secured by all of the equipment acquired. Individual leases under these lease agreements have interest rates ranging from 8.86% to 12.47% per annum and expire at various dates through 2000. As of December 31, 1998, scheduled future minimum payments are as follows:

                                                                                  DECEMBER 31
                                                                                     1998
                                                                                 -------------
                                                                                 (IN THOUSANDS
                                                                                  OF DOLLARS)
1999...........................................................................    $   1,091
2000...........................................................................          471
                                                                                      ------
                                                                                       1,562
Less amounts representing interest.............................................         (125)
                                                                                      ------
                                                                                       1,437
Less current portion...........................................................         (987)
                                                                                      ------
Total..........................................................................    $     450
                                                                                      ------
                                                                                      ------

    Equipment subject to capital leases totaled $3,476,000 and accumulated depreciation and amortization totaled $2,508,000 at December 31, 1998.

COMMITMENTS UNDER DISTRIBUTOR ARRANGEMENT

    During 1998, the Company entered into a distribution agreement with an international reseller that provided the reseller with guaranteed levels of net receipts, as defined by the agreement, for specified geographic areas (primarily Australia, New Zealand, and certain countries in the Far East), of $2,000,000 for each calendar year ended December 31, 1999 and 2000. As of December 31, 1998, management believes that the distributor will not be able to achieve the defined level of net receipts from the agreement territory in either year. Therefore, the Company recorded a charge to sales and marketing expense of $4,000,000. This obligation is included in accrued liabilities on the accompanying balance sheet. The Company had outstanding irrevocable stand-by letters of credit with terms of one to two years totaling $4,004,000 at December 31, 1998 supporting this guarantee. The Company had restricted marketable securities totaling $6,526,000 at December 31, 1998 supporting the letters of credit.

NOTE 14. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

    The Company has three reportable segments: Lexical and Linguistic, Dynamic Document Exchange ("DDE"), and Electronic Publishing Solutions/Product Data Management ("EPS/PDM"). The Company's reportable segments are business units that offer different products and are each managed separately. The Company evaluates performance and allocates resources based on profit and loss before income taxes,

                                INSO CORPORATION

NOTE 14. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (CONTINUED) sales and marketing expenses, certain administrative expenses, and interest earned on Company's investments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                                YEAR ENDED DECEMBER 31, 1998
                                                                       ----------------------------------------------
                                                                         LEXICAL
                                                                           AND
                                                                       LINGUISTIC      DDE       EPS/PDM     TOTALS
                                                                       -----------  ---------  -----------  ---------

                                                                                 (IN THOUSANDS OF DOLLARS)
Revenues from external customers.....................................   $   6,952   $  28,585   $  24,557   $  60,094
Depreciation and amortization expense................................         486       1,610       4,994       7,090
Segment profit.......................................................       4,367      18,464       8,075      30,906
Segment assets.......................................................           0      54,758      34,437      89,195

                                                                                YEAR ENDED DECEMBER 31, 1997
                                                                       ----------------------------------------------
                                                                         LEXICAL
                                                                           AND
                                                                       LINGUISTIC      DDE       EPS/PDM     TOTALS
                                                                       -----------  ---------  -----------  ---------

                                                                                 (IN THOUSANDS OF DOLLARS)
Revenues from external customers.....................................   $  34,066   $  31,362   $  16,441   $  81,869
Depreciation and amortization expense................................       1,362       1,945       2,221       5,528
Segment profit.......................................................      22,734      21,267       7,473      51,474
Segment assets.......................................................      14,101      35,649      14,631      64,381

                                                                                YEAR ENDED DECEMBER 31, 1996
                                                                       ----------------------------------------------
                                                                         LEXICAL
                                                                           AND
                                                                       LINGUISTIC      DDE       EPS/PDM     TOTALS
                                                                       -----------  ---------  -----------  ---------

                                                                                 (IN THOUSANDS OF DOLLARS)
Revenues from external customers.....................................   $  41,802   $  22,898   $   5,834   $  70,534
Depreciation and amortization expense................................       2,416       1,146         968       4,530
Segment profit.......................................................      26,662      16,431       2,575      45,668
Segment assets.......................................................      19,792      23,000       7,456      50,248

Enterprise-Wide Disclosures
Geographic Information

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                      (IN THOUSANDS OF DOLLARS)
United States....................................................  $  45,696  $  64,790  $  55,219
Canada...........................................................      2,982      2,597      7,569
Other foreign countries..........................................     11,416     14,482      7,746
                                                                   ---------  ---------  ---------
Consolidated Total...............................................  $  60,094  $  81,869  $  70,534
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Revenues are attributed to countries based on the location of the customer.

                                INSO CORPORATION

NOTE 14. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA (CONTINUED)
    As of December 31, 1998, 1997, and 1996, the Company's long-lived assets were primarily located in the Company's United States operations. The long-lived assets located in foreign countries were less than 5% of consolidated assets.

RECONCILIATION INFORMATION

Profit or loss

                                                                                    1998       1997        1996
                                                                                 ----------  ---------  ----------
                                                                                     (IN THOUSANDS OF DOLLARS)
Total external profit or loss for reportable segments..........................  $   30,906  $  51,474  $   45,668
Purchased in-process research and development..................................     (21,900)    (6,100)    (38,700)
Restructuring expenses.........................................................          --     (5,848)         --
Gain on sale of linguistic software net assets.................................      13,289         --          --
Unallocated corporate and other expenses.......................................     (42,899)   (37,022)    (18,041)
                                                                                 ----------  ---------  ----------
Consolidated loss (income) before provision for income taxes...................  $  (20,604) $   2,504  $  (11,073)
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

RECONCILIATION INFORMATION
  Assets

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                  (IN THOUSANDS)OF
                                                                                                           DOLLARS
Total assets for reportable segments......................................................  $   89,195  $   64,381
Marketable securities.....................................................................      44,555      61,945
Restricted marketable securities..........................................................       6,526          --
Total assets for unallocated corporate and other functions................................      22,943      11,757
                                                                                            ----------  ----------
Consolidated total assets.................................................................  $  163,219  $  138,083
                                                                                            ----------  ----------
                                                                                            ----------  ----------

NOTE 15. SUBSEQUENT EVENTS

    On January 12, 1999, the Company acquired all the outstanding common stock of AIS Software S.A. for approximately $3,000,000 using available cash. AIS Software is the developer of Balise, an SGML and XML transformation tool and scripting language. The acquisition will be accounted for as a purchase and is expected to result in an acquisition charge for certain technology under research and development, which is in-process.

    On February 1, 1999, the Company announced that it would restate its financial results for the quarters ended March 31, June 30, and September 30, 1998, respectively due to discovered errors and irregularities that ultimately affected the timing and dollar amounts of previously reported revenues, principally related to foreign distributors. The irregularities related primarily to side agreements and other terms and conditions that have resulted or could result in significant concessions or allowances that were not known or accounted for when the revenue was previously reported as earned.

    On December 4, 1998, pursuant to the terms of an acquisition agreement signed on November 11, 1998, the Company issued warrants to purchase a total of 1,456,458 shares of the Company's common stock at a purchase price of $23.50 per share, exercisable until December 4, 2000. The warrants were valued at $5.00 per warrant. Subsequent to the announcement of its intention to restate results, the

                                INSO CORPORATION

NOTE 15. SUBSEQUENT EVENTS (CONTINUED)
Company initiated discussions with warrant holders to reprice the warrants or exchange them for cash with the objective of meeting the intention under the original agreement. As a result, $7,282,000 is included within acquisition related liabilities on the accompanying consolidated balance sheet.

    Also subsequent to the announcement of the restatement of financial results, certain putative class action lawsuits were filed against the Company and certain of its officers and employees by purported representatives of a class of the Company's current and former stockholders in the U.S. District Court for the District of Massachusetts, claiming violations of the Federal securities laws based on alleged misrepresentations regarding the Company's anticipated revenue and earnings and interim financial statements for the first three quarters of fiscal 1998. The lawsuits seek unspecified damages. The Company has been informed that the plaintiffs will seek to consolidate the above lawsuits into one consolidated action. The Company believes the claims are subject to meritorious defenses which the Company plans to assert during the lawsuit. The Company cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

                                INSO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Inso Corporation (the "Company") is a supplier of software solutions to store, manage, share, and publish electronic information. The Company provides solutions for the management and distribution of all forms of electronic information, from simple memos to complex technical manuals, in environments ranging from desktop computers to the Internet. Through enterprise license agreements, integration in popular software products, and bundling agreements, the Company's products enable corporate and commercial publishers to effectively convert, manage, store, and distribute electronic content; and enable users to easily view, copy, print, and publish electronic information. The Company markets certain of its products worldwide to original equipment manufacturers
(OEMs) of computer hardware, software, and consumer electronics products. The Company also directly and indirectly markets software applications and systems to major corporations, government agencies, and other end-users.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in less than 20% owned affiliates are accounted for under the cost method.

CHANGE IN YEAR END

    In November 1998, the Board of Directors approved a change in the Company's fiscal year to February 1 through January 31, effective for the twelve-month period ending January 31, 2000. Through December 31, 1998, the Company reported results on a calendar year basis.

CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

INVESTMENTS

    The Company accounts for its investments in securities, including certain cash equivalents and marketable securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The appropriate classification of debt securities is determined at the time of purchase and is reevaluated at each balance sheet date (see Note 2). The Company also had restricted marketable securities of $6,526,000 at December 31, 1998 supporting outstanding letters of credit (see
Note 13).

FOREIGN CURRENCY TRANSLATION AND HEDGING

    The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Financial Accounting Standards Board No. 52 "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using average exchange rates in effect during the year. The gains and losses resulting from the changes in exchange rates from year to year are insignificant for all years presented. Additionally, the effect on the statements of operations for transaction gains and losses is insignificant for all years presented.

                                INSO CORPORATION

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    At December 31, 1998, the Company had certain forward exchange contracts (primarily British Pounds Sterling, German Marks, Italian Lira, French Francs, and Swiss Francs) outstanding to hedge the economic exposure against currency fluctuations affecting certain foreign assets and liabilities maturing in January 1999 with a notional amount outstanding of approximately $2,820,000. These forward exchange contracts are marked to market at each reporting date. Any resulting foreign exchange transaction gains or losses are recorded in net investment income in the statement of operations. For contracts fulfilled in the year ended December 31, 1998, the foreign currency gains and losses were not material to the operating results or financial position of the Company. The estimated unrealized gains and losses for these forward exchange contracts were not material to the Company's results of operations or financial position at December 31, 1998. We presently have no plans to renew the forward exchange contracts after the January 1999 maturity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's cash equivalents, marketable securities, accounts receivables, and foreign forward exchange contracts are carried at cost, which approximates fair value.

REVENUE RECOGNITION

    The Company derives its revenues from one-time and annual license fees with corporate, government, OEM customers and channel-partners; software maintenance fees from site-license agreements with corporate and government customers; one-time fees for direct licenses to consumers; and royalties, including initial nonrefundable royalties from license arrangements with OEMs and channel-partners.

    In 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition," as amended by 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" issued by the American Institute of Certified Public Accountants (SOP 97-2, as amended). The adoption of SOP 97-2, as amended, did not have a material impact on the Company's financial position or results of operations. Revenue from software licenses for corporate and government site-licenses, annual distribution licenses, and direct licenses to customers is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software has been delivered to the customer. Royalty revenues are generally recognized in the Company's financial statements in the quarter in which the amounts due to the Company have been determined. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a twelve month period from the date of delivery. Consequently, license fee revenue is generally recognized upon shipment of the technology. Revenue for maintenance agreements are recognized as income over the term of the agreement using the straight-line method. Revenue from training, consulting, and implementation services is recognized as services are performed.

PRODUCT DEVELOPMENT COSTS

    Software and other costs incurred in connection with product development are charged to expense until such time as specific product technological feasibility has been established. Thereafter, product development costs specific to the product are capitalized and reported at the lower of unamortized cost or net realizable value.

                                INSO CORPORATION

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Amortization of capitalized product development costs begins when the related product is available for general release to customers. These costs are amortized using the shorter of the estimated future product revenue streams or the straight-line method over not exceeding three years.

    Acquired developed software is capitalized as part of the allocation of the purchase price on the basis of the estimated fair market value. Acquired developed software is amortized on a straight-line basis over its estimated useful life ranging from two to ten years.

    Amortization of $4,599,000, $5,259,000, and $2,643,000 for the years ended 1998, 1997, and 1996, respectively, is included as a component of cost of revenues.

LICENSED TECHNOLOGY AND ADVANCES

    Licensed technology and royalty advances which pertain to payments by the Company for the license of technology and/or content used in the Company's products, are stated at cost less royalty amounts expensed based on revenues recognized over the life of the related agreement. Costs of purchased licenses are amortized using the greater of (a) the straight-line method over their estimated economic lives, generally one to five years, or (b) current period revenue to anticipated total revenues during the license period.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided on leasehold improvements using the straight-line method over the economic life of the asset or the lease term, whichever is shorter. For property and equipment acquired prior to December 31, 1997, depreciation is provided using an accelerated method over the estimated economic life of the assets, generally three to five years. The Company adopted the straight-line depreciation method for all equipment placed in service on or after January 1, 1998. The equipment under the straight-line method is being depreciated over the estimated useful life of the assets, generally three to five years. Management of the Company believes that the straight-line method of depreciation provides a preferable matching between expected productivity and cost allocation since the equipment's operating capacity and consumption generally remains consistent over time. The change in depreciation methods was not material to operating results or the financial position of the Company.

INTANGIBLE ASSETS

    Intangible assets, including excess costs over net assets acquired, are being amortized on a straight-line method over their estimated economic lives for periods ranging from one to ten years. If facts and circumstances suggest that an impairment may have occurred, the unamortized balances of these assets are reviewed under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." If this review indicates that the remaining balance is not recoverable, as determined based upon the estimated undiscounted cash flows of the asset during its remaining economic life, the value assigned to the asset would be reduced to its fair value.

                                INSO CORPORATION

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATION OF CREDIT RISK

    In 1997 and 1996, Microsoft Corporation accounted for 28% and 35% of revenues, respectively. In 1998, Microsoft Corporation accounted for less than 10% of revenues. The economic terms of the Company's agreement with Microsoft, with respect to certain of the Company's linguistic products expired at the end of 1997. No other customer accounted for more than 10% of revenues for the periods shown.

    The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

    The Company licenses its products primarily to customers in North America. Sales to foreign customers accounted for 24%, 21%, and 22% of total net revenue for the years ended December 31, 1998, 1997, and 1996, respectively. International sales to Canada were 5%, 3%, and 11% in 1998, 1997, and 1996, respectively. No other foreign country accounted for more than 10% of total sales in any period. Substantially all export sales have been consummated by the Company's United States operation.

STOCK-BASED COMPENSATION

    The Company has elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Accordingly, the Company has recognized no compensation expense for its stock option plans and its stock purchase plan.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption in 1998 of SFAS 130 did not have a material impact on the Company's financial position or results of operations.

    In 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segment of an Enterprise and Related Information" (SFAS 131), which establishes standards for the way public enterprises report information about operating segments in its annual and interim financial statements. The adoption of SFAS 131 did not impact the Company's consolidated financial position or results of operations (see Note 14).

    In June 1998, the FASB issued Statement of Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not believe that this standard will have a material impact on its financial position or results of operations.

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

                                INSO CORPORATION

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-9 (SOP 98-9) "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions" effective for fiscal years beginning after March 15, 1999. SOP 98-9 defines vendor specific objective evidence of fair value in connection with software revenue recognition. The adoption of SOP 98-9 is not expected to have a material impact on the Company's financial position or results of operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1998 presentation, including reclassification for certain service and support costs from sales and marketing expense to cost of revenues.

NOTE 2. AVAILABLE FOR SALE INVESTMENTS

    The Company's available-for-sale investments which are carried at cost, which approximates fair value, and included in cash equivalents and marketable securities are as follows:

                                                                                                  DECEMBER 31
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------

                                                                                                (IN THOUSANDS OF
                                                                                                    DOLLARS)
Commercial paper............................................................................         --  $  11,877
Corporate notes.............................................................................  $  39,292     36,906
Money market funds..........................................................................      1,437        432
United States agency bonds..................................................................      3,013      9,727
Asset-backed securities.....................................................................      8,926     16,951
                                                                                              ---------  ---------
Total.......................................................................................  $  52,668  $  75,893
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Interest on securities classified as available-for-sale of $4,883,000, $4,280,000, and $2,887,000 is included in net investment income in 1998, 1997, and 1996, respectively.

    During the years ended December 31, 1998 and 1997, available-for-sale securities with values of $144,464,000 and $34,343,000, respectively, were sold. The gross realized gains and losses on those sales were immaterial to the Company's financial statements. During the years ended December 31, 1998 and 1997, purchases of available-for-sale securities were $385,154,000 and $313,661,000, respectively. Maturities of available-for-sale securities were $265,100,000 and $277,725,000 for the years ended December 31, 1998 and 1997, respectively.

                                INSO CORPORATION

NOTE 2. AVAILABLE FOR SALE INVESTMENTS (CONTINUED)
    The Company's available-for-sale securities have the following maturities:

                                                                                                  DECEMBER 31
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------

                                                                                                (IN THOUSANDS OF
                                                                                                    DOLLARS)
Due in one year or less.....................................................................  $  36,844  $  60,279
Due within two years........................................................................     15,824     15,614
                                                                                              ---------  ---------
Total.......................................................................................  $  52,668  $  75,893
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Included in the above are restricted available for sale securities at December 31, 1998 of $6,526,000. These securities are in support of irrevocable stand-by letters of credit for certain performance guarantees under distributor arrangements (see Note 13).

NOTE 3. PROPERTY AND EQUIPMENT

    Property and equipment at December 31 are summarized as follows:

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                               (IN THOUSANDS OF
                                                                                                   DOLLARS)
Leasehold improvements....................................................................  $    2,511  $      950
Computer equipment and software...........................................................      20,579      14,030
Furniture and fixtures....................................................................       4,803       2,722
                                                                                            ----------  ----------
                                                                                                27,893      17,702
Less accumulated amortization and depreciation............................................     (18,028)    (10,629)
                                                                                            ----------  ----------
                                                                                            $    9,865  $    7,073
                                                                                            ----------  ----------
                                                                                            ----------  ----------

NOTE 4. ACQUISITIONS AND INVESTMENTS

VENTURE LABS INC.

    On December 22, 1998, the Company acquired all of the outstanding stock of privately held Venture Labs Inc. and its subsidiary Paradigm Development Corporation (collectively "Paradigm") for a total value of $4,800,000. Paradigm is the developer of Java file filtering and viewing technology for both OEM and direct corporate use. In connection with the acquisition, the Company paid $4,300,000 in December 1998 using available cash and assumed certain liabilities. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated earnings for the quarter ended December 31, 1998 of $1,800,000 or $0.12 per share. Intangible assets totaling $1,266,000 were recorded at the time of the acquisition as well as noncompetition agreements with key executives for a total value of $1,500,000. All intangible assets in connection with the acquisition are being amortized on a straight-line basis over their estimated useful lives, ranging from one to five years.

                                INSO CORPORATION

NOTE 4. ACQUISITIONS AND INVESTMENTS (CONTINUED)
SHERPA SYSTEMS CORPORATION

    On December 4, 1998 the Company acquired a majority of the outstanding stock of privately held Sherpa Systems Corporation ("Sherpa") and acquired the remainder of the outstanding stock prior to December 31, 1998. Sherpa is a provider of product data management solutions that manage mission-critical information through the product lifecycle process of design, testing, manufacturing, and delivery.

    The total consideration paid for the Sherpa acquisition was $36,000,000 consisting of $28,700,000 of cash ($1,800,000 of which has been accrued at December 31, 1998) and warrants to purchase 1,456,458 shares of common stock. The warrants at the time of the acquisition were valued at $5.00 per warrant, or $7,282,000. The warrants, which are fully exercisable, have a 24-month term and the right to purchase shares of the Company's common stock at an exercise price of $23.50 per share (see Note 15).

    The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on a preliminary basis (until the final closing adjustments under the original agreement are resolved with the sellers) based upon the estimated fair value of the assets acquired and the liabilities assumed at the time of acquisition. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated earnings for the quarter ended December 31, 1998 of $12,000,000, or $0.78 per share. At the time of the acquisition, the Company also caused Sherpa to enter into employment and noncompetition agreements with key executives. The Company will make aggregate payments of approximately $1,600,000 over the next three years under those agreements. Amounts capitalized in connection with these agreements are being amortized on a straight-line basis ranging from one to three years. Additionally, other intangible assets and capitalized software totaling $30,385,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives, ranging from two years to ten years.

    The acquisition also included estimated costs of approximately $5,800,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the merger. As of December 31, 1998, all of the estimated costs of $5,800,000 were included in accrued acquisition related liabilities. During 1999, payments against the accruals are expected to include severance for elimination of duplicate functions and closure of duplicate and excess operations; cancellation of facility leases and other contracts for closed operations; professional fees consisting principally of appraisal, legal, and accounting fees; and other out of pocket expenses related to the acquisition. Employee terminations are expected to be in the areas of sales, marketing and administrative functions. A majority of the payments relating to the accrual are expected to be made during 1999.

    At the time of the acquisition, Sherpa had a line of credit with a bank, which provides for borrowings based on eligible accounts receivable, up to a maximum of $5,000,000 with interest thereon at the bank's prime rate. This line of credit facility had a termination date of February 28, 1999. The line of credit agreement is secured by the Company's assets and the terms of the related agreement include certain covenants. At December 31, 1998, the Company had no borrowings under this agreement and has no plans to renew the line of credit.

MEDIABANK

    On August 28, 1998, the Company acquired the intellectual property and certain other assets of Bitstream Inc.'s MediaBank media asset management system and related technologies for $11,900,000

                                INSO CORPORATION

NOTE 4. ACQUISITIONS AND INVESTMENTS (CONTINUED) using available cash. The transaction also included a license to Bitstream's PageFlex page composition technology for an additional $600,000. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated earnings for the quarter ended September 30, 1998 of $7,500,000, or $0.49 per share. Intangible assets totaling $4,460,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over five years.

VIEWPORT DEVELOPMENT AB

    On March 12, 1998, the Company acquired all of the outstanding capital stock of privately held ViewPort Development AB for $2,500,000 using available cash. ViewPort, through its wholly owned subsidiary Synex Information AB, is a developer of browser engines and application development toolkits for viewing Standard Generalized Markup Language information. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1998 of $600,000, or $0.04 per share. Intangible assets of $1,830,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives ranging from one to five years.

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

LEVEL FIVE RESEARCH, INC.

    On April 22, 1997, the Company acquired all of the outstanding capital stock of privately held Level Five Research, Inc. from Information Builders, Inc. for $5,000,000 using available cash. Level Five Research, Inc., which operated as Inso Florida Corporation prior to the sale of its assets to Lernout & Hauspie Speech Products N.V. (see Note 5), is a developer of software and systems that apply intelligent technologies to data access management. The transaction was accounted for as a purchase and was included in the consolidated financial statements from the date of acquisition to the date of disposition. The purchase price was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended June 30, 1997 of $3,600,000, or $0.25 per share.

                                INSO CORPORATION

NOTE 4. ACQUISITIONS AND INVESTMENTS (CONTINUED)
MASTERSOFT

    On February 6, 1997, the Company acquired the intellectual property and certain other assets of Adobe Systems Inc.'s document access and conversion business, formerly known as Mastersoft, for $2,965,000 using available cash. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1997 of $1,800,000, or $0.13 per share. Intangible assets of approximately $258,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of five years.

PROFORMA RESULTS

    Unaudited pro forma revenue, net loss, and loss per share shown below for the year ended December 31, 1998 assumes the acquisitions of Venture Labs, Inc., Sherpa Systems Corporation, MediaBank and ViewPort Development AB occurred on January 1, 1998. Unaudited pro forma revenue, net loss, and loss per share shown below for the year ended December 31, 1997 assumes the acquisitions of Venture Labs, Inc., Sherpa Systems Corporation, MediaBank, ViewPort Development AB, Henderson Software, Inc., Level Five Research, Inc., and Mastersoft occurred on January 1, 1997. Therefore, the 1997 amounts presented below include the write-off of certain purchased technology under research and development of $1,800,000 relating to Venture Labs, Inc., $12,000,000 relating to Sherpa Systems Corporation, $7,500,000 relating to MediaBank and $600,000 relating to ViewPort Development AB.

                                                                                                 YEARS ENDED
                                                                                                 DECEMBER 31
                                                                                                 (UNAUDITED)
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                                                               (IN THOUSANDS OF
                                                                                              DOLLARS EXCEPT PER
                                                                                                SHARE AMOUNTS)
Revenue...................................................................................  $   97,327  $  127,080
Net loss..................................................................................     (37,743)    (31,127)
Loss per share............................................................................  $    (2.51) $    (2.17)

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

    The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the

                                INSO CORPORATION

NOTE 4. ACQUISITIONS AND INVESTMENTS (CONTINUED)
Company's consolidated earnings for the quarter ended September 30, 1996, of $34,300,000, or $2.62 per share.

    In connection with the Inso Providence acquisition, the Company paid an additional $1,467,000 to the former principal stockholder of EBT in January, 1998. The acquisition also required, in the event that certain 1997 Inso Providence financial and operating goals were met, the Company to pay contingent payments up to an additional $5,300,000. As of December 31, 1998, the Company did not have a remaining liability with respect to the contingent payments for 1997 Inso Providence financial and operating goals.

    The Inso Providence acquisition also included estimated costs of approximately $2,200,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities. Charges against the accrual in 1997 and 1996 were $1,200,000 and $600,000, respectively and consisted of the following: $573,000 of professional fees consisting principally of appraisal, legal, and accounting fees; $637,000 of employee severance for elimination of duplicate functions and closure of duplicate and excess operations; $505,000 of lease and other facility costs for closed operations; and $85,000 of other out-of-pocket expenses related to the acquisition. Employee terminations were essentially in the areas of sales, marketing, and product development. During 1997, the Company reevaluated the estimate of costs relating to the elimination of excess and duplicative activities and reduced the related accrual and goodwill by approximately $400,000. As of December 31, 1997, the Company had made all payments relating to the exit costs associated with this acquisition.

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

    In August 1996, Inso Kansas City exceeded certain performance measures as set forth in the stock purchase agreement. As a result, during 1997 the Company paid an additional $950,000 to the former stockholders of Inso Kansas City. The additional consideration is being amortized on a straight-line basis over the remaining useful life of intangible assets.

    In connection with the acquisitions outlined above, the Company engaged an independent appraiser to estimate the fair market value of the assets acquired, to serve as a basis for the allocation of the purchase price. The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification, and testing activities necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements.

                                INSO CORPORATION

NOTE 4. ACQUISITIONS AND INVESTMENTS (CONTINUED)
    The values of the purchased in-process research and development were based upon future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. The revenue estimates used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in the related technology, and the nature and expected timing of new product introductions by the Company and its competitors.

    The estimates used by the Company in valuing the in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variances may adversely affect the sales and profitability of future periods. Additionally, the value of other intangible assets recorded at the time of the respective acquisitions may become impaired.

INFORMATION PLEASE LLC

    On April 23, 1997, the Company entered into an agreement for the further development and marketing of the Company's Information Please-Registered Trademark- Almanac Product line, with Information Please LLC (the "Partnership"). The Company transferred ownership of the Information Please brand and the intellectual properties that comprise the almanac product line to the Partnership. In addition, some of the Company's technical and editorial staff members became employees of the Partnership. The Company retained a 19.8% ownership position in the new venture. The Company accounts for its investment in Information Please LLC under the cost method. There was no gain or loss recognized by the Company on the transfer of the assets to the Partnership. As of December 31, 1998 and 1997, the Company's investment in Information Please LLC approximated $2,600,000.

NOTE 5. SALE OF LINGUISTIC SOFTWARE NET ASSETS

    On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V. for $19,500,000, plus an additional amount for certain receivables net of certain liabilities. Lernout & Hauspie paid the purchase price 50% in cash and 50% in the form of a note that was converted into shares of Lernout & Hauspie common stock in June 1998. The Company sold the Lernout & Hauspie common stock in June 1998. Lernout & Hauspie paid for the other net assets in cash. Included in the assets transferred to Lernout & Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology acquired with the Level Five Research, Inc. 1997 acquisition, and all customer and supplier agreements related to those products. In connection with the sale, the Company recorded direct transaction costs; costs to write-off capitalized software and other assets; estimated lease and facility costs; and other accruals for costs directly associated with the sale. As a result, the Company reported a pre-tax gain of $13,289,000 in 1998.

                                INSO CORPORATION
                     UNAUDITED QUARTERLY OPERATING RESULTS

                                                      MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31     TOTAL
                                                     -----------  ---------  ------------  ------------  ----------
                                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1998
Revenues...........................................   $  16,810   $  14,513   $   14,139    $   14,632   $   60,094
Gross profit.......................................      14,027      12,476       11,518         9,423       47,444
Net income (loss)..................................        (999)     11,601       (8,122)      (22,049)     (19,569)
Earnings (loss) per common share...................   $   (0.07)  $    0.78   $    (0.53)   $    (1.43)  $    (1.30)
Earnings (loss) per common share--assuming
  dilution.........................................   $   (0.07)  $    0.74   $    (0.53)   $    (1.43)  $    (1.30)

1997
Revenues...........................................   $  19,062   $  20,058   $   20,462    $   22,287   $   81,869
Gross profit.......................................      17,086      17,112       18,077        19,783       72,058
Net income (loss)..................................       2,508      (6,773)       1,989         1,836         (440)
Earnings (loss) per common share...................   $    0.18   $   (0.47)  $     0.14    $     0.13   $    (0.03)
Earnings (loss) per common share--assuming
  dilution.........................................   $    0.17   $   (0.47)  $     0.14    $     0.13   $    (0.03)

    Subsequent to the filing of its Quarterly Reports on Form 10-Q with the Securities and Exchange Commission, the Company discovered certain errors and irregularities that ultimately affected the timing and dollar amounts of previously reported revenues, principally related to foreign distributors for the quarters ended March 31, June 30, and September 30 1998. As a result of these errors and irregularities, the Company has restated revenues and the results of operations for those quarters.

    The irregularities related primarily to side agreements and other terms and conditions that have resulted or could result in, significant concessions or allowances that were not known, or accounted for when the revenue was previously reported as earned.

    Also, the Company, in consultation with its independent accountants, has determined to adjust the amounts originally allocated to acquired in-process research and development for the acquisition of ViewPort Development AB for the nine months ended September 30, 1998 to reflect the new methodology set forth in the September 15, 1998 letter from the Securities and Exchange Commission Staff to the American Institute of Certified Public Accountants. As a result, the Company has decreased the amount of the purchase price allocated to acquired in-process research and development and increased the amount allocated to technology, other intangibles, and goodwill. Specifically, the Company reduced the amount of the previously reported charge for in-process research and development from $2,100,000 to $600,000, increased purchased technology by $200,000, increased other intangibles by $230,000, and increased goodwill by $1,070,000.

    As a result of the aforementioned restatements, total revenues and net income decreased by approximately $7,090,000 and $3,144,000, respectively, for the nine months ended September 30, 1998.

    In conjunction with these restatements, the Company also reclassified certain support costs to cost of revenues that had previously been reported in sales and marketing expense.

    The first quarter of 1998 includes an acquisition charge of $600,000, or $0.04 per share, for certain purchased technology under research and development by ViewPort Development AB at the time of the March 12, 1998, acquisition. See
Note 4 to the "Consolidated Financial Statements" for a description of the transaction.

    The second quarter of 1998 includes a gain of $12,012,000, or $0.77 per share, relating to the sale of the linguistic software assets to Lernout & Hauspie Speech Products N.V. The fourth quarter of 1998 includes an additional gain of $1,277,000, or $0.08 per share, related to the sale. See Note 5 to the "Consolidated Financial Statements" for a description of the transaction.

    The third quarter of 1998 includes an acquisition charge of $7,500,000, or $0.49 per share, for certain purchased technology under research and development by Bitstream Inc.'s MediaBank media asset management system at the time of the August 28, 1998, acquisition. See Note 4 to the "Consolidated Financial Statements" for a description of the transaction.

    The fourth quarter of 1998 includes acquisition charges of $12,000,000, or $0.78 per share, and $1,800,000, or $0.12 per share, for certain purchased technology under research and development by Sherpa Systems Corporation and Venture Labs, Inc, respectively at the time of the December 4, 1998 and December 22, 1998, acquisitions. See Note 4 to the "Consolidated Financial Statements" for a description of these transactions.

    The fourth quarter of 1998 includes a charge of $4,000,000, or $0.27 per share, relating to an international distributor arrangement. See Note 13 to the "Consolidated Financial Statements" for a description of this transaction.

    The first quarter of 1997 includes an acquisition charge of $1,800,000, or $0.13 per share, for certain purchased technology under research and development by Adobe Systems Inc.'s document access and conversion business formerly known as Mastersoft, at the time of the February 6, 1997, acquisition. See Note 4 to the "Consolidated Financial Statements" for a description of the transaction.

    The second quarter of 1997 includes an acquisition charge of $3,600,000, or $0.25 per share, for certain purchased technology under research and development by Level Five Research, Inc. at the time of the April 22, 1997, acquisition. See
Note 4 to the "Consolidated Financial Statements" for a description of the transaction.

    The second quarter of 1997 includes a charge of $3,684,000, net of income taxes, or $0.26 per share, for a restructuring plan aimed at continuing to focus on strategic products while reducing costs and streamlining the organization. See Note 8 to the "Consolidated Financial Statements" for a description of the transaction.

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

                                INSO CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                        ADDITIONS
                                           BALANCE AT    ADDITIONS     CHARGED TO                      BALANCE
                                           BEGINNING      DUE TO          COSTS          AMOUNTS        AT END
                                            OF YEAR     ACQUISITIONS  AND EXPENSES     WRITTEN OFF     OF YEAR
                                          ------------  -----------  ---------------  -------------  ------------
1998
Allowance for doubtful accounts.........  $  1,662,000   $ 438,000    $     506,000   $    (563,000) $  2,043,000
Allowance for returns and refunds.......       748,000           0        2,538,000      (1,223,000)    2,063,000
                                          ------------  -----------  ---------------  -------------  ------------
Total...................................  $  2,410,000   $ 438,000    $   3,044,000   $  (1,786,000) $  4,106,000

1997
Allowance for doubtful accounts.........  $  1,233,000   $ 138,000    $     721,000   $    (430,000) $  1,662,000
Allowance for returns and refunds.......       561,000           0          391,000        (204,000)      748,000
                                          ------------  -----------  ---------------  -------------  ------------
Total...................................  $  1,794,000   $ 138,000    $   1,112,000   $    (634,000) $  2,410,000

1996
Allowance for doubtful accounts.........  $    971,000   $ 176,000    $     184,000   $     (98,000) $  1,233,000
Allowance for returns and refunds.......       166,000           0          420,000         (25,000)      561,000
                                          ------------  -----------  ---------------  -------------  ------------
Total...................................  $  1,137,000   $ 176,000    $     604,000   $    (123,000) $  1,794,000

                           ITEM 14(A)3. EXHIBIT INDEX

 EXHIBIT                                              DESCRIPTION                                                PAGE
---------  -------------------------------------------------------------------------------------------------     -----

     2.1   Share Exchange Agreement and Agreement and Plan of Merger among Inso Corporation, Tabasco Corp.,            *
           Sherpa Systems Corporation and The Selling Stockholders named therein, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December
           18, 1998.

     2.2   Asset Purchase Agreement dated March 31, 1998, by and among Inso Corporation, Inso Dallas                   *
           Corporation, Inso Florida Corporation and Lernout & Hauspie Speech Products N.V., incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 7, 1998.

     3.1   Restated Certificate of Incorporation of the Company dated June 21, 1996, incorporated by                   *
           reference to Exhibit 4.1 to Registration Statement Number 333-06845 on Form S-8 filed with the
           Commission on June 26, 1996.

     3.2   Restated By-laws of the Company.

     4.1   Proof of Common Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the             *
           Registration Statement No. 33-73996 on Form S-1 filed with the Commission on January 12, 1994
           (the "Form S-1").

     4.2   Rights Agreement, dated July 11, 1997, by and between the Company and State Street Bank & Trust             *
           Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company's Current
           Report on Form 8-K filed with the Commission on July 16, 1997.

   +10.1   Inso Corporation 1993 Stock Purchase Plan, as amended.

   +10.2   Inso Corporation 1993 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.4           *
           to the Company's Report on Form 10-K for the twelve month period ended December 31, 1995.

   +10.3   Inso Corporation 1996 Stock Incentive Plan, as amended.

   +10.4   Inso Corporation 1996 Non-employee Director Plan, as amended.

   +10.5   Inso Corporation Restated 401(k) Plan dated October 1, 1997.

    10.6   Office Lease, dated November 30, 1994, by and between the Company and MBL Life Assurance                    *
           Corporation as incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form
           10-K for the twelve month period ended December 31, 1995.

    10.7   Lease to Premises, dated December 27, 1995, by and between Inso Chicago Corporation and                     *
           International Business Machines Corporation, as incorporated by reference to Exhibit 10.7 to the
           Company's Report on Form 10-K for the twelve month period ended December 31, 1995.

    10.8   Lease to Premises, dated March 6, 1997, by and between Inso Providence Corporation and The
           Foundry Associates, L.P.

    10.9   Lease to Premises, dated April 11, 1996, by and between Sherpa Systems Corporation and Berg &
           Berg Developers.

 EXHIBIT                                              DESCRIPTION                                                PAGE
---------  -------------------------------------------------------------------------------------------------     -----
   +10.10  Pledge Agreements, each dated December 16, 1997, by and between the Company and certain of its              *
           corporate officers as incorporated by reference to Exhibit 10.8 to the Company's Annual Report on
           Form 10-K for the twelve-month period ended December 31, 1997.

   +10.11  Form of Management Retention Agreement by and between Inso Corporation and certain of its corporate officers.

    21     List of Subsidiaries.

    23.1   Consent of Ernst & Young LLP.

    27     Financial Data Schedule

------------------------

*   Incorporated herein by reference.

+ Management contract or compensatory plan or arrangement filed herewith, or incorporated by reference, in response to Item 14(a)3 of the instructions to Form 10-K.

                       THIS PAGE INTENTIONALLY LEFT BLANK