Form 10-Q
period 1999-04-30
INSO CORP
filed 1999-06-14
CIK 917471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 	April 30, 1999

or

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from 	 to

Commission File Number:		000-23384

	       INSO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware					                  04-3216243
(State or other jurisdiction 		(I.R.S. Employer Identification No.)
of incorporation or organization)

31 St. James Avenue, Boston, MA	 		        02116
(Address of principal executive offices)	 	(Zip Code)

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
	Yes		No 	X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                      Outstanding at June 10, 1999
Common Stock               15,606,020
(par value $.01 per share)




INSO CORPORATION
FORM 10-Q INDEX



Page No.
Part I.	Financial Information

Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets
		April 30, 1999, January 31, 1999 and December 31,
		1998

  Condensed Consolidated Statements of Operations
		Three Months Ended April 30, 1999 and 1998 and one month ended January 31, 1999

		Condensed Consolidated Statements of Cash Flows
		Three Months Ended April 30, 1999 and 1998 and one month ended January 31, 1999

		Notes to Condensed Consolidated Financial Statements


Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures
		About Market Risk

Part II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

		Signatures





Part I.  Financial Information
  Item I.  Financial Statements

INSO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 30, 1999,  JANUARY 31, 1999 AND DECEMBER 31, 1998
(Unaudited, in thousands except share and per share amounts)


                          April 30     January 31   December 31
                              1999           1999          1998

                      ASSETS
Current assets:
 Cash and cash equivalents     5,504        9,517          9,502
 Marketable securities        32,795       36,573         44,555
 Restricted marketable
  securities                   6,526        6,526          6,526
 Accounts receivable, net     19,398       24,471         27,588
 Prepaid expenses and
  other current assets         3,085        3,846          5,223
                              ------       ------          ------
      Total current assets    67,308       80,933         93,394
 Property and equipment, net   9,113        9,679          9,865
 Product development
  costs,net                   20,946       21,807          21,322
 Excess of costs over net
   assets acquired, net       20,357       21,324          19,891
 Other intangible assets, net 10,320       10,915          10,783
 Long-term accounts
   receivable, net             2,511        2,901           2,901
 Licensed technology and
   advances, net               4,886        5,335           2,408
 Investment in Information
   Please LLC                  2,655        2,655           2,655
                               -----        -----           -----
   TOTAL ASSETS             $138,096      155,549         163,219
                             -------      -------        -------
                             -------      -------        -------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable             1,548        2,121         2,207
  Accrued liabilities         14,975       13,075         9,771
  Accrued salaries,
    commissions and bonuses    8,482        5,300         6,444
  Acquisition related
    liabilities               13,131       14,624        16,551
  Unearned revenue            16,882       14,555        13,542
  Royalties payable            1,039        1,248         1,615
  Capital leases, current
     portion                     913          974           987
                              ------       ------        ------
    Total current liabilities 56,970       51,897        51,117

  Unearned revenue             2,127        2,622         2,478
  Capital leases, net of
     current portion             181          375        	  450
  Commitments and contingencies
  Stockholders' equity:
      Preferred  stock, $.01 par
        value; 1,000,000 shares
        authorized; none issued
      Common stock, $.01 par
        value; 50,000,000 shares
        authorized; 15,512,340,
        15,515,840, and 15,506,640
        shares issued at
        April 30, 1999, January 31,
        1999 and December 31,
        1998, respectively        155         155            155
      Capital in excess of
        par value             140,206     140,288         140,130
      Accumulated deficit     (60,308)    (38,323)       (29,632)
                              --------    --------        -------
                               80,053     102,120         110,653
      Unamortized value of
        restricted shares         (18)       (102)           (116)
      Notes Receivable from Stock
        Purchase Agreements    (1,159)      (1,305)       (1,305)
      Treasury stock, at cost,
        5,075 shares at
        April 30, 1999,
        January 31, 1999 and
        December 31, 1998.        (58)        (58)           (58)
                               ------       ------        -------
      Total stockholders'
          equity               78,818      100,655       109,174
                               ------       ------       -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY       $ 138,096       155,549      163,219
                               -------       	------      -------
                               -------        ------      -------
See accompanying notes to unaudited condensed consolidated
financial statements



INSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)



                                                   ONE
                       THREE MONTHS ENDED  MONTH ENDED
                                 APRIL 30, JANUARY 31,
                        1999         1998         1999
                        ----         ----       -----
Revenues:
  Product licenses $    6,169    $ 14,914    $   1,819
  Service               5,325       1,572        1,289
                        -----       -----        -----

  Total revenues       11,494      16,486         3,108

Cost of revenues:
  Cost of product
    licenses            3,110       2,049         2,332
  Cost of service       3,197         492         1,015
                        -----       -----         -----
  Total cost of
    revenues            6,307       2,541         3,347
                        -----       -----         -----
Gross profit (loss)     5,187      13,945          (239)

Operating expenses:
  Sales and marketing   8,599       5,587         2,725
  Product development   7,954       5,432         2,535
  Amortization of
   intangible assets    1,361         300           304
  General and
   administrative       6,245       4,389         2,741
  Special charges       3,454           0             0
  Purchased in-process
   research and
   development              0         600           500
                        -----        ----         -----

  Total operating
    expenses          27,613        16,308         8,805
                      ------        ------         -----
 Operating loss      (22,426)       (2,363)       (9,044)

 Non-operating income:
   Net investment
    income               441           703           353
   Gain on sale of
    linguistic software
    net assets             0        12,012             0
                      -------       -------          ---

(Loss) income before
   provision for
   income taxes      (21,985)       10,352        (8,691)

 Benefit for income
   taxes                   0          (390)            0
                      ------         ------         -----

 Net (loss)income*$  (21,985)    $   10,742     $  (8,691)
                     --------        -------       -------
                     --------        -------       -------

 Basic (loss) earnings
  per share       $    (1.42)     $    0.73     $   (0.56)
                      -------        ------          -----
                      -------	       ------          -----

 Diluted (loss) earnings
   per share      $    (1.42)      $    0.71     $   (0.56)
                       ------	         -----         -----
                       ------	         -----         -----


Weighted Average Shares Outstanding:

    Basic              15,509          14,750        15,506
    Diluted            15,509          15,195        15,506


      * Net (loss) income equals comprehensive (loss) income for each period presented.


See accompanying notes to unaudited condensed consolidated financial statements.

INSO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of dollars)

                                                             ONE MONTH
                                                                 ENDED
                               THREE MONTHS ENDED APRIL 30,	JANUARY 31,
                                   1999       1998               1999
Cash flows from (used in)
operating activities:

  Net income (loss)           $    (21,985)   $ 10,742	         $ (8,691)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization    4,238       2,486             2,621
    Purchased in-process research
     and develop                         0         600               500
    Deferred income taxes                0       3,084                 0
    Gain on sale of linguistic
      software net assets                0     (12,012)                0
                                    ------      -------          -------
                                   (17,747)      4,900            (5,570)
  Changes in operating assets and liabilities:
    Accounts receivable              5,463       4,896             3,419
    Accounts payable and accrued
     liabilities                     4,826      (2,056)            1,724
    Royalties payable                 (209)       (946)             (367)
    Due to Houghton Mifflin Company      0        (379)                0
    Other assets and liabilities     2,219        (500)           (1,621)
                                     -----        -----            -----
      Net cash (used in) provided by
        operating activities        (5,448)       5,915           (2,415)

Cash flows from (used in) investing activities:
    Property and equipment
      expenditures                    (470)      (1,564)           (169)
    Capitalized product development
      costs                         (1,026)      (1,191)           (391)
    Acquisitions, net of cash
      acquired                        (993)      (2,426)         (4,992)
    Net purchase of marketable
      securities                     3,778        6,676           7,982
    Proceeds from the sale of
      linguistic software net assets     0       10,103               0
                                     -----       ------           -----
       Net cash provided in investing
          activities                 1,289       11,598          2,430

Cash flows from (used in) financing activities:
    Net proceeds from issuance of
      common stock                       0       1,643               0
    Proceeds from the payment of notes
      receivable underlying
      Stock Purchase Agreements        146           0               0
                                     -----          --               --

      Net cash provided by
        financing activities            146       1,643              0
                                      -----       -----              --

Net increase (decrease) in cash and
  cash equivalents                   (4,013)     19,156              15

Cash and cash equivalents at beginning
  of period                           9,517       8,827           9,502
                                      -----       -----           ----
Cash and cash equivalents at end of
  period                          $   5,504   $  27,983       $   9,517
                                      -----       ------          ------
                                      -----       ------          ------


See accompanying notes to unaudited condensed consolidated financial statements.



INSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited)
April 30, 1999

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial
statements have been prepared in accordance with generally
accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-
X.  Accordingly, they do not include all of the
information and footnotes required by generally accepted
accounting principles for complete financial
statements.  All normal and recurring adjustments that are, in the opinion of management, necessary for a
fair presentation of the results for the interim periods have
been included.   Operating results for the
three-month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1998.

In November 1998, the Board of Directors approved a change in the Company's fiscal year to February 1 through January 31, effective for the twelve-month period ending January 31, 2000. Through
December 31, 1998, the Company reported results on a calendar year basis. As such, all quarterly comparative information has been recast to reflect the change in the fiscal year-end. The condensed consolidated financial statements also include the unaudited condensed consolidated balance sheet, statement of operations and cash flows as of and for the one-month period ended January 31, 1999.


Note 2.  	Recent Accounting Pronouncements

In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public
Accountants issued Statement of Position 98-9 (SOP 98-9) "Modification of SOP 97-2, Software
Revenue Recognition with respect to Certain Transactions" effective for fiscal years beginning after March 15, 1999. SOP 98-9 defines vendor-specific objective evidence of fair value in connection with software revenue recognition. The adoption of SOP 98-9 is not expected to have a material impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued
Statement of Accounting Standards No.
133 (SFAS 133), "Accounting for Derivative Instruments and
Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.


Note 3.	Earnings Per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding. Diluted earnings per share includes the effect of dilutive stock options representing 445,000 shares for the three months ended April 30, 1998. Options to purchase shares of common stock, for the three months ended April 30, 1999 and the one-month period ended January 31, 1999, were not included in the computation of diluted earnings per share because the effect would be antidilutive.


Note 4.	   Commitments and Contingencies

During February 1999, certain putative class action lawsuits were filed against the Company and certain of its officers and employees by purported representatives of a class of the Company's current and former stockholders in the U.S. District Court for the District of Massachusetts, claiming violations of the Federal securities laws based on alleged misrepresentations regarding the Company's anticipated revenues and earnings and interim financial statements for the first three quarters of fiscal 1998. The lawsuits were filed following the Company's announcement on February 1, 1999 that it planned to restate its previously reported revenues for the first three quarters of 1998. The lawsuits seek unspecified damages. The plaintiffs have sought to consolidate the above lawsuits into one consolidated action. The claims are subject to meritorious defenses that the Company plans to assert during the lawsuit. The Company cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on the Company's financial condition and results of operations.

The Company entered into a distribution agreement in the fourth quarter of fiscal year 1998 with an international reseller that provided the reseller with guaranteed levels of net receipts, as defined by the agreement, for specified geographic areas (primarily Australia, New Zealand, and certain countries in the Far East), of $2,000,000 for each calendar year ended December
31, 1999 and 2000. At December 31, 1998, the Company recorded a charge of $4,000,000 as management did not believe that the distributor would be able to achieve the defined level of net receipts from the agreement territory in either year.
The Company has outstanding irrevocable stand-by letters of credit with terms of one to two years totaling $4,004,000 at April 30, 1999 supporting this guarantee. The Company had restricted marketable securities totaling $6,526,000 at April 30, 1999 supporting the letters of credit.

Note 5.	    Acquisitions

AIS Software S.A.

On January 12, 1999, the Company acquired AIS Software S.A. ("AIS Software") from Berger-Levrault S.A., a French publisher, for approximately $3,000,000 using available cash. AIS Software, based in Paris, France is the developer of Balise, an SGML and XML transformation tool and scripting language, as well as Dual Prism, a
Web-based XML and SGML publishing system.   The transaction was
accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on a basis of the estimated fair market value of the assets acquired and the liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the one-month period ended January 31, 1999 of $500,000 or $0.03 per share. Intangible assets totaling $2,700,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives, ranging from two to five years.


Venture Labs, Inc.

On December 22, 1998, the Company acquired all of the outstanding stock of privately held Venture Labs Inc. and its subsidiary Paradigm Development Corporation (collectively "Paradigm") for a total value of $4,800,000. Paradigm is the developer of Java file filtering and viewing technology for both
OEM and direct corporate use. In connection with the acquisition, the Company paid $4,300,000 in December 1998 using available cash and assumed certain liabilities. The transaction was accounted for as a purchase and included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated fourth quarter results of $1,800,000. Intangible assets totaling $1,594,000 were recorded for the acquisition as well as noncompetition agreements with key executives for a total value of $1,500,000.

Sherpa Systems Corporation

In December 1998, the Company acquired all of the outstanding stock of privately held Sherpa Systems
Corporation ("Sherpa"). Sherpa is a provider of product data management solutions that manage mission-critical information through the product lifecycle process of design, testing, manufacturing, and delivery. The total consideration paid was $36,000,000 consisting of $28,700,000 of cash and warrants to purchase 1,456,458 shares of the Company's common stock. The warrants, at the time of the acquisition, were valued at $5.00 per warrant, or $7,282,000. The warrants, which are fully exercisable, have a 24-month term and the right to purchase shares of the Company's common stock at an exercise price of $23.50 per share.

Subsequent to the Company's announcement on February 1, 1999 to restate its financial results (see note 4), the Company began discussions with the warrant holders to reprice the warrants or exchange them for cash with the objective of meeting the intention under the original agreement and to approximate the total consideration under the original agreement. As a result, $7,282,000 is included within acquisition-related liabilities on the accompanying balance sheet.

The acquisition of Sherpa was accounted for as a purchase and the results of operations of Sherpa have been included in the consolidated financial statements since December 4, 1998. The purchase price has been allocated on a preliminary basis (until the final closing adjustments under the original agreement are resolved with the sellers) based upon the estimated fair value of the assets acquired and the liabilities assumed at December 4, 1998. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated fourth quarter results of $12,000,000. At the time of the acquisition, the Company also caused Sherpa to enter into employment and noncompetition agreements with key executives. The Company expects to make aggregate payments of approximately $1,600,000 over the next three years under those agreements. Additionally, other intangible assets and capitalized software totaling $29,885,000 were recorded in connection with the acquisition.

The acquisition also included estimated costs of approximately $5,800,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the merger. As of April 30, 1999, approximately $4,400,000 for such costs remained in the accrual. Since December 31, 1998, payments against the accrual consisted of the following: approximately $620,000 for employee severance for elimination of duplicate functions and closure of duplicate and excess operations; approximately $260,000 for professional fees consisting principally of appraisal, legal, and accounting fees; and other out-of-pocket expenses related to the acquisition. Employee terminations were essentially in the areas of sales, marketing and administrative functions. Additionally, at April 30, 1999, the Company reevaluated the estimated severance costs relating to the elimination of excess and duplicative activities and reduced the related accrual and goodwill by approximately $500,000. A majority of the payments relating to the remaining accrual are expected to be made prior to January 31, 2000.


MediaBank

On August 28, 1998, the Company acquired the intellectual property and certain other assets of Bitstream Inc.'s MediaBank media asset management system and related technologies for $11,900,000 using available cash. The transaction was accounted for as a purchase and included the purchase of certain technology under research and development, which resulted in a charge the Company's fiscal
1998 consolidated third quarter results of $7,500,000.

ViewPort Development AB

On March 12, 1998, the Company acquired all of the outstanding capital stock of privately held ViewPort Development AB for $2,500,000 using available cash. The transaction was accounted for as a purchase and included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated first quarter results of $600,000.

Unaudited pro forma net revenues, net loss and loss per share shown below for the three months ended
April 30, 1998 assumes the acquisition of AIS Software S.A.,
Venture Labs, Inc., Sherpa Systems
Corporation and ViewPort Development AB occurred on February 1,
1998. Therefore, the three months ended April 30, 1998, presented below, includes the write-off of certain purchased technology under research and development of $500,000 relating to the acquisition of AIS Software S.A., $1,800,000 relating to the acquisition of Venture Labs, Inc., $12,000,000 relating to the acquisition of Sherpa
Systems Corporation, and $7,500,000 relating to the acquisition of MediaBank.


                                            Three months ended
                                            April 30, 1998
                     Net revenues           $  28,337,000

                     Net loss               $ (16,378,000)

                     Diluted loss per share $ (1.11)




Note 6.	Sale of linguistic software net assets

On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech
Products N.V. ("Lernout & Hauspie") for $19,500,000, plus an additional amount for certain receivables net of certain liabilities. Lernout & Hauspie paid the purchase price 50% in cash and 50% in the form of a note that was converted into shares of Lernout & Hauspie common stock in June 1998. The Company sold the Lernout & Hauspie common stock in June 1998. Lernout & Hauspie paid for the other net assets in cash. Included in the assets transferred to Lernout & Hauspie are all of Inso's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology, and all customer and supplier agreements related to those products.
In connection with the sale, the Company recorded direct transaction costs; costs to write-off capitalized software and other assets; estimated lease and facility costs;
and other accruals for costs directly associated with the sale. As a result, the Company reported in the fiscal quarter ended April 30, 1998, a gain of $12,012,000. In addition, the Company's valuation allowance on its deferred tax assets was reduced by approximately $4,000,000 in the three months ended
April 30, 1998 as management deemed that it is more likely than not that these assets would be realized.


Note 7.	Operations by Industry Segment

The Company reported three segments in its Form 10-K for 1998:
Lexical and Linguistic, Dynamic Document Exchange ("DDE"), and Electronic Publishing Solutions/Product Data Management
("EPS/PDM"). The Company evaluates performance and allocates resources based on profit and loss before special charges, income taxes, sales and marketing expenses, certain administrative expenses, and interest earned on the Company's investments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.


Three months ended April 30, 1999


                           Lexical
                           and
(In thousands of dollars)  Linguistic DDE     EPS/PDM	  Totals
Revenues from external
  customers                $0         $5,366  $6,128	   $11,494
Segment profit (loss)       0          2,564  (2,991)      (427)
Segment assets              0         65,693  30,735     96,428


Three months ended
  April 30, 1998          Lexical
                          and
(In thousands of dollars) Linguistic DDE     EPS/PDM   Totals
Revenues from external
  customers               $6,205     $7,248  $3,033    $16,486
Segment profit (loss)      4,584      5,086    (451)     9,219
Segment assets             0         39,165  13,562     52,727

Reconciliation Information
Profit or loss
(In thousands of dollars)                          1999     1998

Total external profit or loss
   for reportable segments                         $(427)   $  9,219
Purchased in-process research and development       -          (600)
Special charges                                    (3,454)        -
Gain on sale of linguistic software net assets       -        12,012
Net investment income                                 441        703
Sales and marketing expenses                       (8,599)    (5,587)
Unallocated corporate and other expenses           (9,946)    (5,395)
Consolidated (loss) income before provision        -------     ------
  for income taxes                               $(21,985)  $  10,352
                                                   ------      ------
                                                   ------      ------

On April 29, 1999, the Company announced implementation of a new division structure which management expects to be implemented by the end of the second fiscal quarter. Commencing with the second fiscal quarter Form 10-Q, the Company expects the reportable segments to include: Information
Exchange Division, Content management and Internet Publishing
Division, and Product Information Management Division. Prior period segment data will be restated to reflect the above changes.

Note 8.	Special Charges and Restructuring

For the fiscal quarter ended April 30, 1999, the Company incurred
$3,454,000 of special charges.  Of the
total amount incurred, approximately $1,000,000 related to professional fees incurred in connection with the Company's investigation of errors and irregularities and restatement of its 1998 financial results and approximately $2,000,000 related to severance and other costs incurred for certain executive, management, and other staff terminations. Additionally, the Company incurred approximately $500,000 relating to the closure of the Company's Kansas City location, primarily for severance.

On April 29, 1999, the Company announced that it expects to adopt a plan of restructuring in the second quarter of fiscal year 2000.
The plan is aimed at reducing current operating costs, as well as supporting the Company's new divisional structure, which is expected to be completed in the second quarter of fiscal year 2000. The Company's proposed restructuring plan calls for the reduction of more than 20% from staff levels at the end of fiscal year 1998, the closure and/or combination of domestic and international sales and administrative facilities and the write-off of leasehold improvements and support assets associated with these locations. The complete details, costs and timing to implement the plan in this fiscal year are expected to be announced upon final Board approval before the end of the second fiscal quarter. A charge to the second fiscal quarter's results of approximately $5,000,000 to $7,000,000 is currently estimated for the restructuring plan. In addition, the Company is in the process of assessing the strategic value of certain capitalized intangible and other assets with an aggregate net carrying value exceeding $5,000,000. This assessment is expected to be completed concurrent with the adoption of the restructuring plan and may result in a second quarter non-cash charge in excess of $5,000,000.



Note 9.	Subsequent Events

	On June 2, 1999, the Company was informed that the United
States Securities and Exchange Commission has issued a Formal
Order of Private Investigation in connection with matters relating to the Company's previously announced restatement of its 1998 financial results (see note 4). The Company is cooperating with the Securities and Exchange Commission.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Three Months Ended April 30, 1999 Compared to Three Months Ended
April  30, 1998

Revenues for the three months ended April 30, 1999 decreased $4,992,000, or 30%, to $11,494,000 compared to
$16,486,000 for the three months ended April 30, 1998. Total revenues for the fiscal quarter ended April 30, 1998 included revenues of $6,205,000 from the Company's former lexical and linguistic operating segment, which was sold to Lernout & Hauspie in April 1998. Excluding the revenues associated with the assets sold to Lernout &
Hauspie, net revenues increased by approximately 12% for the three months ended April 30, 1999 compared to the three months ended April 30, 1998. Service revenues for the three months ended April 30, 1999 increased
$3,753,000, or 239%, to $5,325,000 from $1,572,000 for the three months ended April 30, 1998 primarily due to the acquisition of Sherpa Systems Corporation in December 1998. Additionally, of the total revenues in the three months ended April 30, 1999, approximately 40% were revenues from the acquisitions made since April 1998.

Revenues from the Dynamic Document Exchange segment declined by approximately 26% from $7,248,000 in the three months ended April 30, 1998 to $5,366,000 in the three months ended April 30, 1999. The decline was mainly due to lower volume with corporate customers of Quick View Plus. Revenues from the Electronic
Publishing Solutions and Product Data Management segments increased 102% from $3,033,000 in the three months ended April 30, 1998 to $6,128,000 in the three months ended April 30, 1999. The increase was primarily related to the addition of the PDM products acquired with the Sherpa acquisition in December 1998. Revenues from the Lexical and Linguistic segment declined from $6,205,000 for the three months ended April 30, 1998 to $0 for the three months ended April 30, 1999 as a result of the sale of the linguistic software net assets to Lernout & Hauspie as mentioned above.

Gross profit decreased $8,758,000, or 63%, from $13,945,000 for the three months ended April 30, 1998 to $5,187,000 for the three months ended April 30, 1999. Excluding the gross profit associated with the assets sold to Lernout & Hauspie, gross profit decreased $2,995,000, or 37%, from $8,182,000 for the three months ended April
30, 1998 to $5,187,000 for the three months ended April 30, 1999. Gross profit, as a percentage of revenues, excluding the gross profit associated with the assets sold to Lernout & Hauspie, was 45% for the three months ended April 30, 1999 compared to 80% for the three months ended April 30, 1998. The decrease in gross profit percentage in 1999 was due to an increase in amortization expense for capitalized software and acquired license technology. Additionally, the cost to provide service revenues increased at a faster rate than the associated revenues thereby contributing to the decline in gross margin percentage.

Total operating expenses increased $11,305,000 to $27,613,000 for the three months ended April 30, 1999 from
$16,308,000 for the three months ended April 30, 1998. Included in total operating expenses for the three months ended April 30, 1999 were special charges of $3,454,000 for costs relating to the Company's restatement of financial results, termination of staff, and the closure of the Company's Kansas City office. Included in total operating expenses for the three months ended April 30, 1998 was an acquisition charge of $600,000 for certain purchased technology under research and development by Viewpoint Development AB at the time of the
acquisition.   Excluding the aforementioned charges as well as
the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $10,522,000, or 77%, to $24,159,000 for the three months ended April 30, 1999 as compared to $13,637,000 for the three months ended April 30, 1998.


Sales and marketing expenses increased $3,012,000 to $8,599,000 for the three months ended April 30, 1999 from $5,587,000 for the three months ended April 30, 1998. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses increased $3,406,000 for the three months ended April 30, 1999 as compared to the three months ended April 30, 1998. Sales and marketing expenses were 75% of revenues for the three months ended April 30, 1999 compared to 51% for the three months ended April 30, 1998, excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie. The increase in absolute dollars from April 30, 1998 was primarily the result of higher expenses associated with the Company's acquisitions and increased expenses associated with customer communication, such as user group conferences. The increase in sales and marketing expenses as a percentage of revenues was due principally to the increase in revenue at a lower rate than the increase in sales and marketing expenses.

Product development expenses increased $2,522,000 from $5,432,000 for the three months ended April 30, 1998 to $7,954,000 for the three months ended April 30, 1999. Excluding the product development expenses associated with the assets sold to Lernout & Hauspie, product development expenses increased by $3,811,000, or 92%, for the three months ended April 30, 1999 compared to the three months ended April 30, 1998. The increase was due primarily to the Company's 1998 acquisitions, particularly in the area of Product Data Management products. The
Company's product development expenses, excluding the product development expenses associated with the assets sold to Lernout & Hauspie, were 69% of revenues for the three months ended April 30, 1999 compared to 40% of revenues for the three months ended April 30, 1998. The increase in product development expenses as a percentage of revenues was due to the aforementioned acquisition.

General and administrative expenses increased $1,856,000 to $6,245,000 for the three months ended April 30, 1999 compared to $4,389,000 for the three months ended April 30, 1998. Excluding the administrative expenses associated with the assets sold to Lernout & Hauspie, general and administrative expenses increased $2,244,000, or
56%, for the three months ended April 30, 1999 compared to the three months ended April 30, 1998. The increase in general and administrative expenses was primarily due to additional costs for facilities, insurance, and personnel due to the Company's 1998 acquisitions. General and administrative expenses, excluding the expenses associated with the assets sold to Lernout & Hauspie, were 54% of revenues for the three months ended April 30, 1999 and 39% of revenues for the three months ended April 30, 1998.

The Company has not recorded a benefit for net operating losses incurred during the three months ended April 30, 1999. For the three months ended April 30, 1998, the Company's effective tax rate was influenced by the $12,012,000 gain on sale of the assets sold to Lernout & Hauspie, the reduction of valuation allowance of approximately $4,000,000 related to the Company deeming that it is more likely than not that certain assets associated with the sale of assets to Lernout & Hauspie would be recoverable and the in-process research and development charge of $600,000 discussed above. Excluding these special items, the Company's effective tax rate for the three months ended April 30, 1998 was 37%.

Net loss and loss per share was $21,985,000, and $1.42 per share, respectively, for the three months ended April 30, 1999 as compared to $670,000, and $0.05 per share, for the three months ended April 30, 1998, excluding the gain on the sale of the linguistic software net assets of $12,012,000, and the $600,000 purchased in-process research and development charge note above.

One Month Ended January 31, 1999 Compared to One Month Ended
January 31, 1998

Revenues for the one month ended January 31, 1999 increased $732,000, or 31%, to $3,108,000 compared to $2,376,000 for the one month ended January 31, 1998. Total revenues for the one month ended January 31, 1999 included revenues of $747,000 from the Company's former lexical and linguistic operating segment, which was sold to Lernout & Hauspie in April 1998. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues increased by approximately 91% for the one month ended January 31, 1999 compared to the one month ended January 31, 1998. Service revenues for the one month ended January 31, 1999 increased $861,000, or 201%, to $1,289,000 from $428,000 for the one month ended January 31, 1998 primarily due to the acquisition of Sherpa Systems Corporation in December 1998.

Gross profit decreased $1,692,000, or 116%, to a loss of $239,000 for the one month ended January 31, 1999 from a gross profit of $1,453,000 for the one month ended January 31, 1998. Excluding the gross profit associated with the assets sold to Lernout & Hauspie, gross profit decreased to a loss of $239,000 for the one month ended January 31, 1999 from a gross profit of $1,122,000 for the one month ended January 31, 1998. The decrease in gross profit in 1999 was due to an increase in amortization expense for capitalized software and acquired license technology. Additionally, the cost to provide service revenues increased at a faster rate than the associated revenues thereby contributing to the decline in gross margin percentage.

Total operating expenses increased $3,580,000 to $8,805,000 for the one month ended January 31, 1999 from $5,225,000 for the one month ended January 31, 1998. Included in total operating expenses for the one month ended January 31, 1999 was an acquisition charge of $500,000 for certain purchased technology under research and development by AIS Software at the time of the acquisition. Excluding the 1999 in-process research and development charge as well as the 1998 operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $3,572,000, or 75%, to $8,305,000 for the one month ended Janaury 31, 1999 as compared to $4,733,000 for the one month ended January 31, 1998. The increase in 1999 as compared to 1998 is due primarily to the Company's 1998 acquisitions, particularly in the area of Product
Data Management products, increased expenses associated with customer communication and increased amortization of intangible assets.

Excluding the $500,000 1999 purchased in-process research and development charge noted above, net loss was $8,191,000 for the one month ended January 31, 1999 as compared to $2,177,000 for the one month ended January 31, 1998.

Liquidity and Capital Resources

The Company's operating activities used cash of $5,448,000 for the three months ended April 30, 1999 compared to providing cash of $5,915,000 for the three months ended April 30, 1998. The decreased contribution from operating activities of $11,363,000 was due principally to the overall lower level of earnings in the three months ended
April 30, 1999.

The Company's operating activities used cash of $2,415,000 for the one month ended January 31, 1999 compared to $2,061,000 for the one month ended January 31, 1998. The decreased contribution from operating activities of $354,000 was due to a lower level of earnings offset by increased collections of accounts receivable and timing of payments on accounts payable and accrued liabilities.

The Company's investing activities provided cash of $1,289,000 for the three months ended April 30, 1999 compared to $11,598,000 for the three months ended April 30, 1998. The decrease of $10,309,000 was due in large part to the 1998 proceeds of $10,103,000 received from Lernout & Hauspie for the sale of the Company's linguistic software assets and a decline in net purchases of marketable securities.

The Company's investing activities provided cash of $2,430,000 for the one month ended January 31, 1999 compared to using cash of $7,983,000 for the one month ended January 31, 1998. The increase of $10,413,000 primarily relates to a decline in the net purchases of marketable securities.

The Company's financing activities provided cash of $146,000 for the three months ended April 30, 1999 compared to $1,643,000 for the three months ended April 30, 1998. The decrease of $1,497,000 primarily relates to a lower level of stock option exercises.

The Company's financing activities provided cash of $0 for the one month ended January 31, 1999 compared to $359,000 for the one month ended January 31, 1998. The decrease primarily relates to a lower level of stock option exercises.

As of April 30, 1999, the Company had working capital of $10,338,000. Total cash, cash equivalents, and marketable securities at April 30, 1999 were $44,825,000, which includes restricted marketable securities of
$6,526,000 supporting outstanding letters of credit. The Company believes that funds available, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.

On February 1, 1999, the Company announced that it would restate its financial results for the quarters ended March
31, June 30, and September 30, 1998. Subsequent to the announcement of the Company's intention to restate its financial results, certain putative class action lawsuits were filed against the Company and certain of its officers and employees by purported representatives of a class of the Company's current and former stockholders in the U.S.
District Court for the District of Massachusetts, claiming violations of the Federal securities laws based on alleged misrepresentations regarding the Company's anticipated revenue and earnings and interim financial statements for the first three quarters of fiscal 1998. The lawsuits seek unspecified damages. The plaintiffs have sought to consolidate the above lawsuits into one consolidated action. The claims are subject to meritorious defenses that the Company plans to assert during the lawsuit. The Company cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on the Company's financial condition and results of operations.

Additionally, while it is not feasible to predict the total costs, the Company expects to incur significant professional fees with respect to the shareholder litigation filed against the Company subsequent to announcement of the restatement.

On June 2, 1999, the Company was informed that the United States
Securities and Exchange Commission has issued a Formal Order of Private Investigation in connection with matters relating to the Company's previously announced restatement of its 1998 financial results. The Company is cooperating with the Securities and Exchange
Commission.

In December 1998, the Company acquired all of the outstanding stock of privately held Sherpa Systems Corporation for total consideration paid of $36,000,000 consisting of $28,700,000 of available cash and warrants to purchase
1,456,458 shares of common stock. The warrants at the time of the acquisition were valued at $5.00 per warrant, or $7,282,000. The warrants have a 24-month term and the right to purchase shares of the Company's common stock at an exercise price of $23.50 per share. At the time of the acquisition, the Company also caused Sherpa to enter into employment and noncompetition agreements with key executives. The Company expects to make aggregate payments of approximately $1,600,000 over the next three years under those agreements.


Subsequent to the Company's announcement on February 1, 1999 regarding the restatement of revenues for the first three quarters of 1998, the Company initiated discussions with warrant holders to reprice the warrants or exchange them for cash with the objective of meeting the intention of the original agreement. As a result, $7,282,000 is included within acquisition-related liabilities on the accompanying balance sheet.

The Sherpa acquisition also included estimated costs of approximately $5,800,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the merger. As of April 30, 1999, approximately $4,400,000 for such costs remained in the accrual. Since December 31, 1998, payments against the accrual consisted of the following: approximately $620,000 for employee severance for elimination of duplicate functions and closure of duplicate and excess operations; approximately $260,000 for professional fees consisting principally of appraisal, legal, and accounting fees; and other out-of-pocket expenses related to the acquisition.
Employee terminations were essentially in the areas of sales, marketing and administrative functions. Additionally, at April 30, 1999, the Company reevaluated the estimated severance costs relating to the elimination of excess and duplicative activities and reduced the related accrual and goodwill by approximately $500,000. A majority of the payments relating to the remaining accrual are expected to be made prior to January 31, 2000.

On April 29, 1999, the Company announced that it expects to adopt a plan of restructuring in the second quarter of fiscal year 2000. The plan is aimed at reducing current operating costs, as well as supporting the Company's new divisional structure, which is expected to be completed in the second fiscal quarter. The Company's proposed restructuring plan calls for the reduction of more than 20% from staff levels at the end of fiscal year 1998, the closure and/or combination of domestic and international sales and administrative facilities and the write-off of leasehold improvements and support assets associated with these
locations.   The complete details, costs and timing
to implement the plan in this fiscal year are expected to be announced upon final Board approval before the end of the second fiscal quarter of 2000. A charge to the second fiscal quarter's results of approximately $5,000,000 to $7,000,000 is currently estimated for the restructuring plan. In addition, the Company is in the process of assessing the strategic value of certain capitalized intangible and other assets with an aggregate net carrying value exceeding
$5,000,000. This assessment is expected to be completed concurrent with the adoption of the restructuring plan and may result in a second quarter non-cash charge in excess of $5,000,000.

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June
15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not believe that this standard will have a material impact on the Company's financial position or results of operations.

In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-9 (SOP 98-9) "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions" effective for fiscal years beginning after March 15, 1999. SOP 98-9 defines vendor specific objective evidence of fair value in connection with software revenue recognition. The adoption of SOP 98-
9 is not expected to have a material impact on the Company's financial position or results of operations.



Acquired In-Process Research and Development

In January 1999, the Company acquired AIS Software S.A. (AIS) for approximately $3,000,000 using available cash. The AIS acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the one-month period ended January 31, 1999 of $500,000. Additionally, the fiscal year 1998 acquisitions included certain material purchased in-process research and development charges for Venture Labs Inc, Sherpa Systems Corporation, and MediaBank totaling $21,300,000.
These amounts were expensed as non-recurring charges on the respective acquisition dates as the acquired technology had not yet reached technological feasibility and therefore had no alternative future uses. At the time of the acquisitions, the Company engaged an independent appraiser to estimate the fair market value of the assets acquired, to serve as a basis for the allocation of the purchase price.

The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification, and testing activities necessary to establish that each product can be produced to meet its design specifications, including functions, features, and technical performance requirements.

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

The estimates used in valuing the in-process research and development were based upon assumptions the Company believed to be reasonable but which are inherently uncertain and unpredictable. The assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variances may adversely affect the sales and profitability of future periods. Additionally, the value of other intangible assets recorded at the time of the respective acquisitions may become impaired.

AIS Software S.A.

The primary purchased in-process technology acquired in the AIS acquisition was the DualPrism Web distribution technology. This is a flexible server-based publishing technology that allows data stored in a number of possible repositories, file systems, relational databases and object databases, to be served dynamically to a standard World
Wide Web browser. The Company estimates that this project was 80% completed at the time of the acquisition. As of April 30, 1999, the nature of the efforts required to develop the purchase in-process technology into commercially viable products was substantially completed.

Venture Labs, Inc.

The primary purchased in-process technologies acquired in the Venture Labs, Inc. acquisition consisted of the Java filtering and viewing projects. The Company estimates that the projects were between 75% and 85% complete at the date of the Venture Labs, Inc. acquisition. As of April 30, 1999, the nature of the efforts required to develop the purchased in-process technology into commercially viable products was substantially completed.


Sherpa Systems Corporation

The primary purchased in-process technology acquired in the Sherpa Systems Corporation acquisition was the SherpaWorks Version 3 product. This technology is designed to implement a three tier architecture which will provide out-of-the-box, configurable Product Data Management systems that are easy to use and that support open standards based interfaces. SherpaWorks 3 is expected to provide an open user interface framework that allows application developers to implement an application or user role specific interface. The Company estimates that this project was approximately 85% complete at the date of the Sherpa acquisition. As of April 30, 1999, the Company estimates that approximately $2,000,000 to $3,000,000 will be required to be expended to complete the remaining development of this product.

MediaBank

The primary purchased in-process technologies acquired in the MediaBank acquisition consisted of the new digital asset management products, which were divided into two projects. The first project was a media asset management technology that provides support for standard query language
(SQL) databases, such as Oracle 7 and Microsoft's
SQL Server. In addition, this project also provides server capabilities that allow users to manage and retrieve assets stored in the asset management systems through a standard Web browser. The Company estimates that this project was 85% complete at the time of the MediaBank acquisition. As of April 30, 1999, the nature of the efforts required to develop the purchase in-process technology into commercially viable products was substantially completed.

The second project provides content management capabilities based on the contents of text embedded in popular text formats that are stored in the database. In addition, the second project provides support for DB2, a popular relational database developed by IBM, and IBM's Digital Library product. The Company estimates that this project was 30% complete at the time of the MediaBank acquisition. As of April 30, 1999, the Company estimates that approximately $400,000 will be required to be expended to complete the remaining development of this product.


Year 2000

Many components of computers and the programs that run on them were designed with attention to only the last two digits of the calendar year. Any equipment or program recognizing only two digits may recognize a date using 00 as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its products or its own computer systems and from third parties with whom the Company transacts business worldwide. Failure of Year 2000 defects in the Company's and/or third parties' computer systems or Year 2000 defects in the Company's products could have a material impact on its ability to conduct business.

In late 1997, the Company commenced a phased Year 2000 Compliance Plan (the "Plan") to assess, remediate, test, and implement plans for all applications and products potentially affected by the Year 2000 issue. To accelerate overall completion, Plan activities are often concurrent rather than serial, but all phases are expected to be completed by the end of 1999. Specifically, the plan addresses the software the Company sells and all software on which it depends, the hardware, operating systems and software on which the Company runs its business and the third party services on which the Company also depends on. The Company's costs to date have not been material to the Company's operations and total costs of implementing the Plan are not expected to be material to the Company's fiscal year 2000 results. However, there can be no assurances that the Company will not incur material costs related to the Year 2000 issue, or that the Company's Year 2000 Compliance Plan will detect all potential
Year 2000 issues. Internal staff are the primary resources working on the Plan, although the Company does not anticipate having to defer any other information technology ("IT") projects in its effort to become Year 2000 compliant. The Company expects to fund the costs of completing the Plan through its operating cash flows.



Inso Products

The Year 2000 issue could affect the products that the Company licenses. All Inso products that it will continue to sell has been tested for Year 2000 compliance. Additionally, the Company has completed its assessment of the products that it licenses as components of products that it sells. The product compliance statements are listed on the Company's Website, and where necessary, the Company is in the process of informing customers of the proper migration path to Year 2000 compliant versions. The Company's products are not considered date dependent and any work to bring the current versions of these products to Year 2000 compliance has been incorporated into the normal update cycle. The cost of this effort has not been material and the projected completion costs are not expected to be material. However, there can be no assurances that the Company will not incur material costs related to the Year 2000 issue.

Inso Internal Systems, Facilities and External Vendors

The Company has inventoried certain of the hardware and software on which it develops the products and runs its internal systems. Inventoried items have been categorized as compliant, compliant with patches, or not compliant. The Company has begun addressing the items in the compliant with patches category; schedules are in place to upgrade these items. In some cases, the Company is dependent upon vendors completing their patches to meet the calendar year 1999 targeted completion date for correcting these items. The Company has scheduled retirement and/or replacement of non-compliant items. The cost of this effort and the projected completion costs have not been material. However, the Company may experience material unanticipated problems and costs by undetected errors of technology used in its internal IT and non-IT systems.

The Company has contacted utility and facilities vendors on which it depends. These vendors have provided compliance statements certifying that they will be year 2000 compliant by the end of calendar year 1999. The
Company acknowledges that it is vulnerable, as are most organizations, to the inability of these external organizations to achieve Year 2000 readiness.

Contingency Plan

The Company's technical support group and its professional services group will be made available to resolve any product issues that may arise. The Company's information systems group is developing a comprehensive checklist to verify internal and external systems. There can be no assurance that the Company's contingency plans will adequately address all Year 2000 issues that may arise. The most reasonable worst case scenario has not been clearly identified.

The Company believes that an effective program to resolve the Year 2000 issue in a timely manner is in place. As noted above, the Company has not completed all phases of the Year
2000 Compliance Plan. Based upon current information, the Company believes that the correction of the Year
2000 issues should not have a material adverse effect on its financial position or results of operations.
However, there can be no assurances that the Company will not incur material costs related to the Year 2000 issue.



Future Operating Results

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income, earnings per share or cash flows. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for a description of certain factors which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements. Among the factors which may cause the Company's actual results to differ materially from historical results are the following: competitive pressures including price pressures; increased reliance on direct and distribution channels which results in lower operating margins; increased personnel costs and competition for experienced personnel; market acceptance of products based on eXtensible Markup Language and Standard Generalized Markup Language; inability to continue to expand through acquisition; unexpected restructuring costs; inability to expand a service organization for enterprise-level solution selling; consolidation in the OEM business and potential competition from OEM customers; adverse economic changes in the markets in which the Company does business; difficulties integrating operations and personnel of acquired businesses; and increasing reliance on international markets.



Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company's market risk disclosures set forth in its 1998
Annual Report filed on Form 10-K has not changed significantly.


PART II.  OTHER INFORMATION


Item 1	Legal Proceedings

During February 1999, certain shareholders of Inso filed seven putative class action lawsuits against the Company and certain of the Company's officers and employees in the United States
District Court for the District of Massachusetts. The lawsuits are captioned as follows: Michael Abramsky v. Inso Corporation, et al., Civ. Action No. 99-10193; Richard B. Dannenberg v. Inso
Corporation, et al., Civ. Action No. 99-10195; Jack Smith v. Inso Corporation et al., Civ. Action No. 99-10208; Chavy Weisz v. Inso Corporation, et al., Civ. Action No. 99-10200; Robert C.
Krauser v. Inso Corporation, et al., Civ. Action No. 99-10366; Jean-Marie Larcheveque v. Inso Corporation, et al., Civ. Action No. 99-10299; and Thomas C. McGrath v. Inso Corporation, et al., Civ. Action No. 99-10389.

These lawsuits were filed following the Company's announcement on February 1, 1999 that the Company planned to restate the revenues for the first three quarters of 1998. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of
Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. The plaintiffs have sought to consolidate the above lawsuits into one consolidated action. The Company believes that the claims are subject to meritorious defenses, which plan to be asserted during the lawsuit. The Company cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on the Company's financial condition and results of operations.

On June 2, 1999, the Company was informed that the United States
Securities and Exchange Commission has issued a Formal Order of Private Investigation in connection with matters relating to the Company's previously announced restatement of its 1998 financial results.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving these matters will not have a material adverse impact on the financial condition or results of operations.





Item 6.     Exhibits and Reports on Form 8-K


(a)  Exhibits

The following are filed as exhibits to this Form 10-Q

Exhibit 10-1		Agreement and Release between Michael
Melody and the Company dated April 2, 1999

Exhibit 27-1		Financial Data Schedule for the quarter
ended April 30, 1999

Exhibit 27-2		Financial Data Schedule for the quarter
ended April 30, 1998


(b)  Reports on Form 8-K

Registrant filed two (2) reports on Form 8-K during the quarter ended April 30, 1999.
(i) Current Report on Form 8-K dated April 29, 1999 reporting, under Item 5 (other events) the Company's press release announcement of revenue targets and potential restructuring plan for fiscal year 2000, which was filed with the Securities and Exchange Commission on April 29, 1999.

(ii) Current Report on Form 8-K dated March 25, 1999 reporting under Item 5 (Other Events) the resignation of Steven R. Vana-Paxhia as President and Chief Executive Officer and member of the Board of Directors, the appointment of Stephen O. Jaeger as Chief Executive Officer and Kirby Mansfield as President and Chief Operating Officer, the resignation of J.P. Barger as a member of the Board of Directors and the resignation of Betty J. Savage as Vice President, Chief Financial Officer and Treasurer, which was filed with the Securities and Exchange Commission April 29, 1999.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		                    Inso Corporation
				                  Registrant



Date:  June 10, 1999	 /s/ Stephen O. Jaeger
                			       Stephen O. Jaeger
			                       Chief Executive Officer

Date:  June 10, 1999	/s/ Patricia A. Michaels
			                      Patricia A. Michaels
		                       Corporate Controller
		                       (Chief Accounting Officer)




EXHIBIT INDEX

Exhibit No. 		Exhibit Description

Exhibit 10-1		Agreement and Release between Michael
              Melody and the Company dated April 2, 1999
Exhibit 27-1		Financial Data Schedule for the quarter
              ended April 30, 1999
Exhibit 27-2		Financial Data Schedule for the quarter
              ended April 30, 1998