Form 10-Q
period 1999-07-31
INSO CORP
filed 1999-09-14
CIK 917471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
	July 31, 1999

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

Class                                   Outstanding at September 10, 1999
Common Stock (par value $.01 per share) 15,606,020




INSO CORPORATION
FORM 10-Q INDEX


Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	July 31, 1999 and December 31, 1998


	Condensed Consolidated Statements of Operations
	Three Months Ended July 31, 1999 and 1998

	Condensed Consolidated Statements of Operations
	Six Months Ended July 31, 1999 and 1998

	Condensed Consolidated Statements of Cash Flows
	Six Months Ended July 31, 1999 and 1998

	Notes to Condensed Consolidated Financial Statements


Item 2.
	Management's Discussion and Analysis of Financial
	Condition and Results of Operations

Item 3.
	Quantitative and Qualitative Disclosures About Market
 Risk


Part II.	Other Information

Item 1.
	Legal Proceedings

Item 2.
	Changes in Securities and Use of Proceeds

Item 4.
	Submission of Matters to a Vote of Security Holders

Item 5.
	Other Matters

Item 6.
	Exhibits and Reports on Form 8-K

	Signatures


Part I.  Financial Information
Item I.  Financial Statements


INSO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 1999 AND DECEMBER 31, 1998
(Unaudited, in thousands except share and per share amounts)

                                               July 31          December 31
                                               1999             1998
                      ASSETS
Current assets:
Cash and cash equivalents                  $    7,723       $        9,502
Marketable securities                          16,379               44,555
Restricted marketable securities                6,526                6,526
Accounts receivable,  net                      23,120               27,588
Prepaid expenses and other current assets       3,317                5,223
                                              -------              -------
           Total current assets                57,065               93,394
Property and equipment, net                     7,292                9,865
Product development costs, net                 19,228               21,322
Excess of costs over net assets acquired, net  14,351               19,891
Other intangible assets, net                    9,391               10,783
Long-term accounts receivable, net              1,969                2,901
Licensed technology and advances, net           4,556                2,408
Investment in Information Please LLC                0                2,655
                                              -------              -------
   TOTAL ASSETS                            $  113,852       $      163,219
                                              -------              -------
                                              -------              -------
       LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                    $    2,450        $        2,207
      Accrued liabilities                     16,261                 9,771
      Accrued salaries, commissions and
        bonuses                                8,463                 6,444
      Acquisition related liabilities          2,637                16,551
      Unearned revenue                        15,394                13,542
      Royalties payable                          685                 1,615
      Capital leases, current portion            830                   987
                                             -------                ------
         Total current liabilities            46,720                51,117


   Unearned revenue, non- current portion       1,266                 2,478
   Capital leases, non-current portion             26                   450
   Commitments and contingencies
   Stockholders' equity:
      Preferred  stock, $.01 par value; 1,000,000
      shares authorized; none issued
      Common stock, $.01 par value; 50,000,000 shares
      authorized; 15,611,095, 15,506,640 shares issued
      at July 31, 1999 and December 31, 1998, respectively
      Common stock                               156                   155
      Capital in excess of par value         142,933               140,130
      Accumulated deficit                    (76,171)              (29,632)
                                             --------              --------
                                              66,918               110,653
      Unamortized value of restricted shares     (11)                 (116)
      Notes Receivable from stock purchase
        agreements                            (1,009)               (1,305)
      Treasury stock, at cost, 5,075 shares
        in 1999 and 1998                         (58)                  (58)
                                             --------              --------
           Total stockholders' equity         65,840               109,174
                                             --------              --------
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                              $   113,852          $    163,219
                                             -------               -------
                                             -------               -------

See accompanying notes to unaudited condensed consolidated financial statements



              INSO CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS THREE MONTHS ENDED JULY 31, 1999 AND 1998
      (Unaudited, in thousands except per share amounts)

                                                1999              1998
                                                ----              ----

      Revenues:
         Product licenses                  $    13,218            12,508
         Service                                 6,149             1,200
                                                ------            ------
         Total revenues                         19,367            13,708

      Cost of revenues:
         Cost of product licenses                2,915             1,320
         Cost of service                         3,160               635
                                                 -----             -----

         Total cost of revenues                  6,075             1,955
                                                 -----             -----

      Gross profit                              13,292            11,753

      Operating expenses:
         Sales and marketing                     6,954             5,032
         Product development                     7,040             4,287
         Amortization of intangible assets       1,129               330
         General and administrative              5,147             3,893
         Restructuring expenses                  6,234                 0
         Special charges                           464                 0
                                                ------             -----
        Total operating expenses                26,968            13,542
                                                ------            ------
      Operating loss                           (13,676)           (1,789)

      Non-operating income (expense):
        Net investment income                      545             1,508
	       Write-down of investment in
          Information Please LLC                (2,655)                0
                                                -------           ------
     	Loss before provision for income taxes   (15,786)             (281)

      Provision (benefit) for income taxes          77              (103)
                                                ------            -------
      Net loss*                           $    (15,863)      $      (178)
                                                ------            -------
                                                ------            -------
      Basic loss per share                $      (1.02)      $      (0.01)
                                                ------             -------
                                                ------             -------
      Diluted loss per share              $      (1.02)      $      (0.01)
                                                ------             -------
                                                ------             -------

      Weighted Average Shares Outstanding:
         Basic                                  15,590              14,961
         Diluted                                15,590              14,961



      *  Net loss equals comprehensive loss for each period presented.


      See accompanying notes to unaudited condensed consolidated financial statements.



                INSO CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998
        (Unaudited, in thousands except per share amounts)

                                                 1999            1998
                                                 ----            ----

	  Revenues:
     Product licenses                     $      19,387      $   27,422
     Service                                     11,474          2,772
                                                 ------          ------
	  Total revenues                                30,861          30,194

   Cost of revenues:
     Cost of product licenses                     6,025           3,369
     Cost of service                              6,357           1,127
                                                 ------          ------
	  Total cost of revenues                        12,382           4,496
                                                 ------          ------

	  Gross profit                                  18,479          25,698

   Operating expenses:
       Sales and marketing                       15,553          10,619
       Product development                       14,994           9,719
       Amortization of intangible assets          2,490             630
       General and administrative                11,392           8,282
       Restructuring expenses                     6,715               0
       Special charges                            3,437               0
       Purchased in-process research
	        and development                              0             600
                                                  -----          ------
         Total operating expenses                54,581          29,850
                                                  -----          ------
        Operating loss                          (36,102)         (4,152)

        Non-operating income (expense):
          Net investment income                     986           2,211
          Write-down of investment in
              Information Please LLC             (2,655)              0
          Gain on sale of linguistic software net
              assets                                  0          12,012
                                                 ------          ------
        (Loss) income before provision for
              income taxes                      (37,771)         10,071

        Provision (benefit) for income taxes         77           (493)
                                                 ------          ------
        Net (loss) income*                 $    (37,848)     $   10,564
                                                -------          ------
        Basic (loss) earnings per share    $      (2.43)           0.71
                                                -------          ------
                                                -------          ------

        Diluted (loss) earnings per share  $      (2.43)     $     0.69
                                                -------          ------
                                                -------          ------

        Weighted Average Shares Outstanding:
           Basic                                 15,549          14,855
           Diluted                               15,549          15,242

* Net (loss) income equals comprehensive (loss) income for each period presented.

See accompanying notes to unaudited condensed consolidated financial statements.


                 INSO CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      SIX MONTHS ENDED JULY 31, 1999 AND 1998
       (Unaudited, in thousands of dollars)

                                                         1999         1998
                                                         ----         ----
    Cash flows from (used in) operating activities: $ (37,848)   $   10,564
      Net income (loss)
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
        Depreciation and amortization                   8,057         4,585
        Purchased in-process research and development       0           600
        Non-cash restructuring expenses                 3,274             0
        Write-down of investment in Information
          Please LLC                                    2,655             0
        Deferred income taxes                               0         3,084
        Gain on sale of linguistic software net assets      0       (12,012)
                                                        -----        -------
                                                       (23,862)        6,821

    Changes in operating assets and liabilities:
         Accounts receivable                            2,283          3,831
         Accounts payable and accrued liabilities       6,073         (5,844)
         Royalties payable                               (563)        (1,308)
         Due to Houghton Mifflin Company                    0           (384)
         Other assets and liabilities                     536           (877)
                                                       ------         -------

             Net cash (used in) provided by operating
             activities                               (15,533)         2,239

    Cash flows from (used in) investing activities:
        Property and equipment expenditures              (589)        (2,275)
        Capitalized product development costs          (1,787)        (2,459)
        Acquisitions, net of cash acquired                  0         (2,426)
        Payments related to 1998 acquisitions          (4,932)             0
        Net purchase of marketable securities          20,194            680
        Proceeds from the sale of linguistic software
          net assets                                        0         19,853
                                                       ------         ------
            Net cash provided in investing activities  12,886         13,373

    Cash flows from (used in) financing activities:
       Net proceeds from issuance of common stock         557          8,896
       Proceeds from the payment of notes receivable
          underlying Stock Purchase Agreements            296              0
                                                       ------         ------

            Net cash provided by financing activities     853          8,896
                                                       ------         ------

    Net increase (decrease) in cash and
       cash equivalents                                (1,794)        24,508

    Cash and cash equivalents at beginning of period    9,517          8,827
                                                       ------         ------

    Cash and cash equivalents at end of period     $    7,723     $   33,335
                                                       ------         ------
                                                       ------         ------

    See accompanying notes to unaudited condensed consolidated financial statements.


INSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 31, 1999

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated
financial statements have been prepared in accordance with
generally accepted accounting principles for interim
financial information and with the instructions to Form
10-Q and Article 10 of Regulation S-X.  Accordingly, they
do not include all of the information and footnotes
required by generally accepted accounting principles for
complete financial statements.  All normal and recurring
adjustments that are, in the opinion of management,
necessary for a fair presentation of the results for the
interim periods have been included.   Operating results
for the three- and six-month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the
Securities and Exchange Commission for the fiscal year ended December 31, 1998.

In November 1998, the Board of Directors approved a change in the Company's fiscal year to February 1 through January
31, effective for the twelve-month period ending January
31, 2000. Through December 31, 1998, the Company reported results on a calendar year basis. As such, all quarterly and year to date comparative information has been recast to reflect the change in the fiscal year-end.
Additionally, refer to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999 filed with the Securities and Exchange Commission for the unaudited condensed consolidated balance sheet, statement of operations and cash flows as of and for the one-month period ended January 31, 1999.


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

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, as amended by Statement of Accounting Standards No. 137,
"Accounting for Derivative Instruments and Hedging
Activities" (collectively SFAS 133) effective for fiscal years beginning after June 15, 2000. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities.
The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.


Note 3.	Earnings Per Share

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding.
Diluted earnings per share includes the effect of dilutive stock options representing 387,000 shares for the six months ended July 31, 1998. Options to purchase shares of common stock, for the three months ended July 31, 1999 and 1998 and for the six months ended July 31, 1999, were not included in the computation of diluted loss per share because the effect would be antidilutive.


Note 4.	   Commitments and Contingencies

During February 1999, certain putative class action lawsuits were filed against the Company and certain of its officers and employees by purported representatives of a class of the Company's current and former stockholders in the U.S. District Court for the District of Massachusetts, claiming violations of the Federal securities laws based on alleged misrepresentations regarding the Company's anticipated revenues and earnings and interim financial statements for the first three quarters of fiscal 1998.
The lawsuits were filed following the Company's announcement on February 1, 1999 that it planned to restate its previously reported revenues for the first three quarters of 1998. The lawsuits seek unspecified damages. The claims are subject to meritorious defenses that the Company plans to assert during the lawsuit. On
April 5, 1999, the seven class action lawsuits that were filed against the Company were consolidated into one lawsuit. The Company cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on the Company's financial condition and results of operations.

The Company entered into a distribution agreement in the fourth quarter of calendar year 1998 with an international reseller that provided the reseller with guaranteed levels of net cash receipts, as defined by the agreement, for specified geographic areas (primarily Australia, New
Zealand, and certain countries in the Far East), of $2,000,000 for each calendar year ended December 31, 1999 and 2000. At December 31, 1998, the Company recorded a charge of $4,000,000 as management did not believe that the distributor would be able to achieve the defined level of net receipts from the agreement territory in either year. The Company has outstanding irrevocable stand-by letters of credit with terms of one to two years totaling
$4,004,000 at July 31, 1999 supporting this guarantee.
The Company had restricted marketable securities totaling
$6,526,000 at July 31, 1999 supporting the letters of credit (see Note 10 Subsequent Events).

On June 2, 1999, the Company was informed that the United
States Securities and Exchange Commission issued a Formal
Order of Private Investigation in connection with matters relating to the Company's previously announced restatement of its 1998 financial results. The Company is cooperating with the Securities and Exchange Commission.

On June 9, 1999, the bankruptcy estates of Microlytics,
Inc. and Microlytics Technology Co., Inc. (together
"Microlytics") filed an adversary proceeding against the Company in the United States Bankruptcy Court for the
Western District of New York. The complaint seeks turnover of purported property of the estates and damages for the Company's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, the Company filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. The motion is pending.
Also, on August 19, 1999, the Company filed its Answer and
Demand for Jury Trial. The Company believes that the claims are subject to meritorious defenses, which it plans to assert during the lawsuit. The Company cannot predict the ultimate resolution of this action at this time.


Note 5.	    Acquisitions

AIS Software S.A.

On January 12, 1999, the Company acquired AIS Software
S.A. ("AIS Software") from Berger-Levrault S.A., a French
publisher, for approximately $3,000,000 using available
cash. AIS Software, based in Paris, France is the
developer of Balise, an SGML and XML transformation tool
and scripting language, as well as Dual Prism, a Web-based
XML and SGML publishing system.   The transaction was
accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on a basis of the estimated fair market value of the assets acquired and the liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the one-month period ended January 31, 1999 of $500,000, or $0.03 per share. Intangible assets totaling $2,700,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives, ranging from two to five years.

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

Sherpa Systems Corporation

In December 1998, the Company acquired all of the outstanding stock of privately held Sherpa Systems
Corporation ("Sherpa"). Sherpa is a provider of product data management solutions that manage mission-critical information through the product lifecycle process of design, testing, manufacturing, and delivery. The total consideration paid at the time of the acquisition was $36,000,000, consisting of $28,700,000 of cash and warrants ("Original Warrants") to purchase 1,456,458 shares of the Company's common stock. The Original
Warrants, at the time of the acquisition, were valued at $5.00 per warrant, or $7,282,000. The Original Warrants, which are fully exercisable, have a 24-month term and the right to purchase shares of the Company's common stock at an exercise price of $23.50 per share.

Subsequent to the Company's announcement on February 1, 1999 to restate its financial results (see note 4), the Company began discussions with the warrant holders to reprice the Original Warrants or exchange them for cash with the objective of meeting the intention under the original agreement. On June 22, 1999, the Company entered into an agreement with the holders of the Original
Warrants that provided, among other things, a) for the cancellation of all of the Original Warrants held by such holders, b) the issuance to such holders of new warrants to purchase their proportionate share of 1,000,000 shares of the Company's Common stock with a 36-month term and an exercise price of $10.00 per share and c) the payment to such holders of their proportionate share of $3,000,000 in cash. The new warrants were valued at $2.01 per warrant.
As a result of the agreement, the value of the consideration paid by the Company for the Sherpa acquisition was reduced by approximately $2,100,000 with such amount recorded as a reduction to goodwill.

The acquisition also included estimated costs of approximately $5,800,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the merger. As of July 31, 1999, approximately $1,200,000 for such costs remained in the accrual. Since December 31, 1998, payments against the accrual consisted of the following:
approximately $1,220,000 for employee severance for elimination of duplicate functions and closure of duplicate and excess operations; approximately $400,000 for professional fees consisting principally of appraisal, legal, and accounting fees; and other out-of-pocket expenses related to the acquisition. Employee terminations were essentially in the areas of sales, marketing and administrative functions. Additionally, at July 31, 1999, the Company reevaluated the estimated severance and other costs relating to the elimination of excess and duplicative activities as well as costs associated with certain contractual obligations which existed at the time of the acquisition and reduced the related accrual and goodwill by approximately $2,900,000.
A majority of the payments relating to the remaining accrual are expected to be made prior to January 31, 2000.

The acquisition of Sherpa was accounted for as a purchase and the results of operations of Sherpa have been included in the consolidated financial statements since December 4, 1998. The purchase price has been allocated on a preliminary basis (until the final closing adjustments under the original agreement are resolved with the sellers) based upon the estimated fair value of the assets acquired and the liabilities assumed at December 4, 1998.
The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated fourth quarter results of $12,000,000. At the time of the acquisition, the Company also caused Sherpa to enter into employment and noncompetition agreements with key executives. The Company expects to make aggregate payments of approximately $1,200,000 over the next three years under those agreements. Additionally, other intangible assets and capitalized software totaling
$25,300,000 were recorded in connection with the acquisition after consideration of adjustments noted above.

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

ViewPort Development AB

On March 12, 1998, the Company acquired all of the outstanding capital stock of privately held ViewPort
Development AB for $2,500,000 using available cash. The transaction was accounted for as a purchase and included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated first quarter results of $600,000. Intangible assets totaling $1,830,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over five years.

Unaudited pro forma net revenues, net loss and net loss per share shown below for the six months ended July 31, 1998 assumes the acquisition of AIS Software S.A., Venture
Labs, Inc., Sherpa Systems Corporation and ViewPort
Development AB occurred on February 1, 1998. Therefore, the six months ended July 31, 1998, presented below, includes the write-off of certain purchased technology under research and development of $500,000 relating to the acquisition of AIS Software S.A., $1,800,000 relating to the acquisition of Venture Labs, Inc., $12,000,000 relating to the acquisition of Sherpa Systems Corporation, and $7,500,000 relating to the acquisition of MediaBank.

	                                   Six months ended
	                                   July 31, 1998
                                    ----------------
          Net revenues                 $ 53,243,000

          Net loss                     $ (18,977,000)

          Diluted loss per share       $ (1.25)


Note 6.	Restructuring Expenses

In July 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs, as well as supporting the Company's new divisional structure. The
Company's restructuring plan includes a reduction of more than 20% from staff levels at the end of fiscal year 1998, the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also calls for a change in focus away from certain products.
Therefore, the charge includes a write-down of capitalized product development costs and intangibles for certain discontinued products to their estimated future cash flows. As a result of the restructuring plan, the Company recorded a charge of $6,234,000 to the second fiscal quarter's results. The charge included approximately $2,000,000 of severance for employees in administrative, sales and development positions; $960,000 for the closure and/or combination of domestic and international sales and administrative facilities; and $3,274,000 for write-down of capitalized product development costs and intangibles for certain discontinued products and the write-off of leasehold improvements and support assets associated with closed locations. As of July 31, 1999, approximately $1,800,000 remained in accrued liabilities relating to this restructuring charge.

In addition to the above, the Company incurred approximately $500,000 in the first fiscal quarter relating to the closure of the Company's Kansas City location, primarily for severance.


Note 7.	Special Charges

For the six months ended July 31, 1999, the Company has incurred $3,437,000 of special charges. Of the total amount incurred, approximately $1,120,000 related to professional fees incurred in connection with the Company's investigation and restatement of its 1998 financial results, lawsuits and the Securities and Exchange Commission investigation and approximately
$2,320,000 related to severance and other costs incurred for certain executive, management, and other staff terminations.

Also, the Company determined that the value of its investment in Information Please LLC is impaired.
This assessment was based on the Company's review of Information Please LLC's operating results and business plan and the Company's anticipated future cash flows from its investment. Accordingly, the investment was written down to its net realizable value resulting in a charge of $2,655,000 in the Company's second fiscal quarter.


Note 8.	Operations by Industry Segment

The Company has three operating segments: Product Data
Management ("PDM"), eBusiness Technologies ("EBT"), and
Information Exchange Division ("IED"). A fourth operating segment, Lexical and Linguistic was sold to Lernout &
Hauspie Speech Products N.V. in April 1998 (see Note 9 below). On April 29, 1999, the Company announced implementation of a new division structure, which was implemented in the second fiscal quarter. As such, all prior period segment data has been recast to reflect the new division structure.

Each segment's profit and loss for the three and six months ended July 31, 1999, reflects all income and losses except for the items shown in the reconciliation information below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.


Three months ended July 31, 1999

                                                          Lexical
                                                          and
(In thousands of dollars)          PDM      EBT    IED    Lingustic Totals
--------------------------------------------------------------------------
Revenues from external customers   $8,811  $2,812  $7,744	$0        $19,367
Segment profit (loss)              (1,623) (4,627)  2,925	 0        (3,325)
----------------------------------------------------------------------------

Three months ended July 31, 1998
                                                          Lexical
                                                          and
(In thousands of dollars)         PDM       EBT    IED    Lingustic  Totals
---------------------------------------------------------------------------
Revenues from external customers  $3,892    $2,548 $7,208 $60        $13,708
Segment profit (loss)                (5)       345  2,221  60          2,621
-----------------------------------------------------------------------------

Reconciliation Information

Profit or loss
                                                     Three months ended
(In thousands of dollars)                            1999          1998

Total external profit (loss)
  for reportable segments                            $(3,325)      $ 2,621
Special charges                                         (464)          -
Restructuring expenses                                (6,234)          -
Net investment income                                    467         1,508
Write down of investment in Information Please LLC    (2,655)          -
Unallocated corporate and other expenses              (3,575)       (4,410)
                                                     -------      -------
Consolidated loss before provision for
 income taxes                                       $(15,786)       $(281)
                                                     -------      -------
                                                     -------      -------
--------------------------------------------------------------------------


Six months ended July 31, 1999

                                                           Lexical
                                                           and
(In thousands of dollars)         PDM      EBT     IED     Linguistic Totals
-----------------------------------------------------------------------------
Revenues from external customers $14,226  $ 3,525   $13,110 $ 0      $ 30,861
Segment profit (loss)             (8,565) (11,342)    3,304   0       (16,603)
Segment assets                    45,753   13,749    48,230   0       107,732
------------------------------------------------------------------------------


Six months ended July 31, 1998
                                                           Lexical
			      			                                               and
(In thousands of dollars)        PDM      EBT     IED      Lingustic  Totals
----------------------------------------------------------------------------
Revenues from external customers $6,306   $3,139  $14,498  $6,251     $30,194
Segment profit (loss)            (2,303)  (1,715)   4,777   3,701       4,460
Segment assets                   11,470    6,590   46,410   0          64,470
-----------------------------------------------------------------------------

Reconciliation Information

Profit or loss

(In thousands of dollars)                             Six months ended
                                                      1999        1998
Total external profit (loss) for reportable segments 	$ (16,603)  $  4,460
Purchased in-process research and development            -           	(600)
Special charges                                          (3,437)	        -
Restructuring expenses                                   (6,715)         -
Gain on sale of linguistic software net assets           -           12,012
Net investment income                                       906       2,211
Write down of investment in Information Please LLC       (2,655)
Unallocated corporate and other expenses                 (9,267)    (8,012)
                                                         -------    ------
Consolidated (loss) income before provision
   for income taxes                                  $  (37,771)  $ 10,071
                                                        -------    ------
                                                        -------    ------
----------------------------------------------------------------------------


Note 9.	Sale of linguistic software net assets

	On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie Speech Products N.V.
("Lernout & Hauspie") for $19,500,000, plus an additional amount for certain receivables net of certain liabilities.
Lernout & Hauspie paid the purchase price 50% in cash and 50% in the form of a note that was converted into shares of Lernout & Hauspie common stock in June 1998. The
Company sold the Lernout & Hauspie common stock in June
1998. Lernout & Hauspie paid for the other net assets in cash. Included in the assets transferred to Lernout &
Hauspie were all of the Company's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology, and all customer and supplier agreements related to those products. In connection with the sale, the Company recorded direct transaction costs;
costs to write-off capitalized software and other assets;
estimated lease and facility costs; and other accruals for costs directly associated with the sale. As a result, the Company reported in the fiscal quarter ended April 30, 1998, a gain of $12,012,000. In addition, the Company's valuation allowance on its deferred tax assets was reduced by approximately $4,000,000 in the three months ended
April 30, 1998 as management deemed that it is more likely than not that these assets would be realized.

Note 10.  Subsequent Events

On September 14, 1999, the Company negotiated a release of the outstanding commitments with an international reseller relating to a distribution agreement entered into in the fourth quarter of calendar year 1998 (see Note 4 above). The distribution agreement provided the reseller with guaranteed levels of net receipts, as defined by the agreement, for specified geographical areas of $2,000,000 for each calendar year ended December 31, 1999 and 2000. At December 31, 1998, the Company recorded a charge to sales and marketing expenses of $4,000,000, as management did not believe that the distributor would be able achieve the defined level of net receipts from the agreement territory in either year. As of July 31, 1999, the Company had outstanding, irrevocable stand-by letters of credit with terms of one to two years totaling $4,004,000 supporting this guarantee and restricted marketable securities totaling $6,526,000 supporting the letters of credit.

In connection with the release executed on September 14, 1999, the Company paid the international reseller $606,000 from available cash and cancelled the distribution agreement. Additionally, the stand-by letters of credit were terminated thus allowing the restriction on the marketable securities to be lifted. Furthermore, as a result of the release, the Company expects to take a credit to sales and marketing expenses in the third fiscal quarter of the current year of approximately $3,100,000 for expenses that were recorded in the prior fiscal year.

Also, a separate cash payment of approximately $3,000,000 paid to the Company under a cancelled purchase order was repaid to the international reseller at the time of execution of the release. The $3,000,000 was included in accrued liabilities at July 31, 1999, and no gain or loss will be recorded.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Three Months Ended July 31, 1999 Compared to Three Months Ended
July 31, 1998

Revenues for the three months ended July 31, 1999 increased $5,659,000, or 41%, to $19,367,000 compared to $13,708,000 for the three months ended July 31, 1998. Substantially all of the revenue increase was attributable to acquisitions made by the Company in last year's third and fourth fiscal quarters. Service revenues for the three months ended July 31, 1999 increased $4,949,000, or 412%, to $6,149,000 for the three months ended July 31, 1999 from $1,200,000 for the three months ended July 31, 1998 primarily due to the Company's fiscal year 1998 acquisitions.

Revenues from the Product Data Management ("PDM") segment increased by approximately 126% from $3,892,000 in the three months ended July 31, 1998 to $8,811,000 in the three months ended July 31, 1999. The increase was primarily related to the addition of the PDM products acquired with the Sherpa acquisition in December 1998. Revenues from the eBusines Technologies ("EBT") segment increased 10% from $2,548,000 in the three months ended July 31, 1998 to $2,812,000 in the three months ended July 31, 1999. The increase was primarily related to the addition of EBT products acquired through the MediaBank acquisition in August 1998. Revenues from the Information Exchange Division ("IED") segment increased by approximately 7% from $7,208,000 in the three months ended July 31, 1998 to $7,744,000 in the three months ended July 31, 1999.

Gross profit increased $1,539,000, or 13%, from $11,753,000 for the three months ended July 31, 1998 to $13,292,000 for the three months ended July 31, 1999. Gross profit as a percentage of revenues was 69% for the three months ended July 31, 1999 compared to 86% for the three months ended July 31, 1998. The decrease in gross margin in 1999 was primarily due to an increase in amortization expense for capitalized software and acquired license technology. Additionally, decrease in gross profit percentage was primarily attributable to higher revenues from products which carry royalty burdens.

Total operating expenses increased $13,426,000 to $26,968,000 for the three months ended July 31, 1999 from $13,542,000 for the three months ended July 31, 1998. Included in total operating expenses for the three months ended July 31, 1999 were special charges of $464,000 for costs primarily relating to the Company's 1998 restatement of financial results, and restructuring expenses of $6,234,000 for costs relating to the Company's new divisional structure and associated office closures. Excluding the aforementioned charges, operating expenses increased $6,728,000, or 50%, to $20,270,000 for the three months ended July 31, 1999 as compared to $13,542,000 for the three months ended July 31, 1998. The increase was primarily related to costs to support 1998 acquisitions.

Sales and marketing expenses increased $1,922,000 to $6,954,000 for the three months ended July 31, 1999 from $5,032,000 for the three months ended July 31, 1998. Sales and marketing expenses were 36% of revenues for the three months ended July 31, 1999 compared to 37% for the three months ended July 31, 1998. The increase in absolute dollars from July 31, 1998 was primarily the result of higher expenses associated with the Company's 1998 acquisitions.

Product development expenses increased $2,753,000 from $4,287,000 for the three months ended July 31, 1998 to $7,040,000 for the three months ended July 31, 1999. The increase was due primarily to the Company's 1998 acquisitions, particularly in the area of the Sherpa products. The Company's product development expenses were 36% of revenues for the three months ended July 31, 1999 compared to 31% of revenues for the three months ended July 31, 1998. The increase in product development expenses as a percentage of revenues were due to the aforementioned acquisitions.


General and administrative expenses increased $1,254,000 to $5,147,000 for the three months ended July 31, 1999 compared to $3,893,000 for the three months ended July 31, 1998. The increase in general and administrative expenses was primarily due to additional costs for facilities, insurance, and personnel due to the Company's 1998 acquisitions. General and administrative expenses were 27% of revenues for the three months ended July 31, 1999 and 28% of revenues for the three months ended July 31, 1998.

In July, 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs, as well as supporting the Company's new divisional structure. The Company's restructuring plan includes a reduction of more than 20% from staff levels at the end of fiscal year 1998, the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also calls for a change in focus away from certain products. Therefore, the charge includes a write-down of capitalized product development costs and intangibles for discontinued products to their estimated future cash flows. As a result of the restructuring plan, the Company recorded a charge of $6,234,000 for the three months ended July 31, 1999. The charge included approximately $2,000,000 of severance for employees in administrative, sales and development positions:
$960,000 for the closure and/or combination of domestic and international sales and administrative facilities; and $3,274,000 for write-down of domestic and international sales and administrative facilities; and $3,274,000 for write-down of capitalized product development costs and intangibles for certain discontinued products and the write-down of leasehold improvements and support assets associated with closed locations.

The Company has not recorded a benefit for net operating losses incurred during the three months ended July 31, 1999 due to certain provisions in the Internal Revenue Code concerning changes in ownership and after evaluating the Company's anticipated performance over its normal planning horizon. The Company's effective tax rate for the three months ended July 31, 1998 was 37%.

Net loss and net loss per share were $6,510,000 and $0.42 per share, respectively, for the three months ended July 31, 1999, excluding the restructuring expenses of $6,234,000, or $0.40 per share, the special charges of $464,000, or $0.03 per share, and the write-down of the Company's investment in Information Please LLC of $2,655,000, or $0.17 per share, as compared to $178,000, and $0.01 per share, for the three months ended July 31, 1998.




Six Months Ended July 31, 1999 Compared to Six Months Ended July
31, 1998

Revenues for the six months ended July 31, 1999 increased $667,000, or 2%, to $30,861,000 compared to $30,194,000 for the six months ended July 31, 1998. Total revenues for the six months ended July 31, 1998 included revenues of $6,251,000 from the Company's former lexical and linguistic operating segment, which was sold to Lernout & Hauspie Speech Products in April 1998. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues increased by approximately 29% for the six months ended July 31, 1999 compared to the six months ended July 31, 1998. Service revenues for the six months ended July 31, 1999 increased $8,702,000, or 314%, to $11,474,000 from
$2,772,000 for the six months ended July 31, 1998, primarily due to the acquisition of Sherpa Systems Corporation in December
1998.   Additionally, of the total revenues in the six months
ended July 31, 1999, approximately 35% were revenues from the acquisitions made since July 1998.

Revenues from the PDM segment increased by approximately 126% from $6,306,000 in the six months ended July 31, 1998 to $14,226,000 in the six months ended July 31, 1999. The increase was primarily related to the addition of the PDM products acquired with the Sherpa acquisition in December 1998. Revenues from the EBT segment increased 12% from $3,139,000 in the six months ended July 31, 1998 to $3,525,000 in the six months ended July 31, 1999. The increase was primarily related to the addition of EBT products acquired through the MediaBank acquisition in August 1998. Revenues from the IED segment decreased by approximately 11% from $14,498,000 in the six months ended July 31, 1998 to $13,110,000 in the six months ended July 31, 1999.
Revenues from the Lexical and Linguistic segment declined from $6,251,000 for the six months ended July 31, 1998 to $0 for the six months ended July 31, 1999 as a result of the sale of the linguistic software net assets to Lernout & Hauspie as mentioned above.

Gross profit decreased $7,219,000, or 28%, from $25,698,000 for the six months ended July 31, 1998 to $18,479,000 for the six months ended July 31, 1999. Excluding the gross profit associated with the assets sold to Lernout & Hauspie, gross profit decreased $1,548,000, or 8%, from $20,027,000 for the six months ended July 31, 1998 to $18,479,000 for the six months ended July 31, 1999. Gross profit as a percentage of revenues, excluding the gross profit associated with the assets sold to Lernout & Hauspie, was 60% for the six months ended July 31, 1999 compared to 84% for the six months ended July 31, 1998. The decrease in gross margin in 1999 was primarily due to an increase in amortization expense for capitalized software and acquired license technology. Additionally, the cost to provide service revenues increased at a faster rate than the associated revenues, thereby contributing to the decline in gross margin.



Total operating expenses increased $24,731,000 to $54,581,000 for the six months ended July 31, 1999 from $29,850,000 for the six months ended July 31, 1998. Included in total operating expenses for the six months ended July 31, 1999 were special charges of $3,437,000 for costs relating to the Company's 1998 restatement of financial results, and restructuring expenses of $6,715,000 for costs relating to the Company's new divisional structure and associated office closures. Included in total operating expenses for the six months ended July 31, 1998 was an acquisition charge of $600,000 for certain purchased technology under research and development by Viewpoint Development AB at the time of the
acquisition.   Excluding the aforementioned charges as well as
the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $17,149,000, or 63%, to $44,429,000 for the six months ended July 31, 1999 as compared to $27,280,000 for the six months ended July 31, 1998, due to the Company's acquisitions.

Sales and marketing expenses increased $4,934,000 to $15,553,000 for the six months ended July 31, 1999 from $10,619,000 for the six months ended July 31, 1998. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses increased $5,329,000 for the six months ended July 31, 1999 as compared to the six months ended July 31, 1998. Sales and marketing expenses were 50% of revenues for the six months ended July 31, 1999 compared to 43% for the six months ended July 31, 1998, excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie. The increase in absolute dollars from July 31, 1998 was primarily the result of higher expenses associated with the Company's acquisitions and increased expenses associated with customer communication such as user group conferences. The increase in sales and marketing expenses as a percentage of revenues was due principally to the increase in revenue at a lower rate than the increase in sales and marketing expenses.

Product development expenses increased $5,275,000 from $9,719,000 for the six months ended July 31, 1998 to $14,994,000 for the six months ended July 31, 1999. Excluding the product development expenses associated with the assets sold to Lernout & Hauspie, product development expenses increased by $6,472,000, or 76%, for the six months ended July 31, 1999 compared to the six months ended July 31, 1998. The increase was due primarily to the Company's 1998 acquisitions, particularly in the area of PDM products. The Company's product development expenses, excluding the product development expenses associated with the assets sold to Lernout & Hauspie, were 49% of revenues for the six months ended July 31, 1999 compared to 36% of revenues for the six months ended July 31, 1998. The increase in product development expenses as a percentage of revenues was due to the aforementioned acquisition.

General and administrative expenses increased $3,110,000 to $11,392,000 for the six months ended July 31, 1999 compared to $8,282,000 for the six months ended July 31, 1998. Excluding the administrative expenses associated with the assets sold to Lernout & Hauspie, general and administrative expenses increased $3,487,000, or 44%, for the six months ended July 31, 1999 compared to the six months ended July 31, 1998. The increase in general and administrative expenses was primarily due to additional costs for facilities, insurance, and personnel due to the Company's 1998 acquisitions. General and administrative expenses, excluding the expenses associated with the assets sold to Lernout & Hauspie, were 37% of revenues for the six months ended July 31, 1999 and 33% of revenues for the six months ended July 31, 1998.

The Company has not recorded a benefit for net operating losses incurred during the six months ended July 31, 1999 due to certain provisions in the Internal Revenue Code concerning changes in ownership and after evaluating the Company's anticipated performance over its normal planning horizon. For the six months ended July 31, 1998, the Company's effective tax rate was influenced by the $12,012,000 gain on sale of the assets sold to Lernout & Hauspie, the reduction of valuation allowance of approximately $4,000,000 related to the Company deeming that it is more likely than not that certain assets associated with the sale of assets to Lernout & Hauspie would be recoverable and the in-process research and development charge of $600,000 discussed above. Excluding these special items, the Company's effective tax rate for the six months ended July 31, 1998 was 37%.


Net loss and net loss per share was $25,041,000 and $1.61 per share, excluding the restructuring expenses of $6,715,000, or $0.43 per share, the $3,437,000 or $0.22 per share relating to the special charges and the $2,655,000, or $0.17 per share, for the write-down of the Company's investment in Information Please LLC as compared to $848,000, and $0.06 per share, for the six months ended July 31, 1998, excluding the gain on the sale of the linguistic software net assets of $12,012,000 or $0.79 per share, and the $600,000, or $0.04 per share for purchased in-process research and development charge noted above.


Liquidity and Capital Resources

The Company's operating activities used cash of $15,533,000 for the six months ended July 31, 1999 compared to providing cash of $2,239,000 for the six months ended July 31, 1998. The decreased contribution from operating activities of $17,772,000 was due principally to the overall lower level of earnings in the six months ended July 31, 1999 and the timing of payments relating to accounts payable and accrued liabilities.

The Company's investing activities provided cash of $12,886,000 for the six months ended July 31, 1999 compared to $13,373,000 for the six months ended July 31, 1998. The decrease of $487,000 was due to the 1998 proceeds of $19,853,000 received from Lernout & Hauspie for the sale of the Company's linguistic software assets offset by an increase in the use of marketable securities and a decline in property and equipment expenditures.

The Company's financing activities provided cash of $853,000 for the six months ended July 31, 1999 compared to $8,896,000 for the six months ended July 31, 1998. The decrease of $8,043,000 primarily relates to a lower level of stock option exercises.

As of July 31, 1999, the Company had working capital of $10,345,000. Total cash, cash equivalents, and marketable securities at July 31, 1999 were $30,628,000, which includes restricted marketable securities of $6,526,000 supporting outstanding letters of credit. The Company believes that funds available, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.

On February 1, 1999, the Company announced that it would restate its financial results for the quarters ended March 31, June 30, and September 30, 1998. Subsequent to the announcement of the Company's intention to restate its financial results, certain putative class action lawsuits were filed against the Company and certain of its officers and employees by purported representatives of a class of the Company's current and former stockholders in the U.S. District Court for the District of Massachusetts, claiming violations of the Federal securities laws based on alleged misrepresentations regarding the Company's anticipated revenue and earnings and interim financial statements for the first three quarters of fiscal 1998. The lawsuits seek unspecified damages. The claims are subject to meritorious defenses that the Company plans to assert during the lawsuit. On April 5, 1999, the seven class action lawsuits that were filed against the Company were consolidated into one lawsuit. The Company cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on the Company's financial condition and results of operations.

On June 2, 1999, the Company was informed that the United States Securities and Exchange Commission has issued a Formal Order of Private Investigation in connection with matters relating to the Company's previously announced restatement of its 1998 financial results. The Company is cooperating with the Securities and Exchange Commission.

Additionally, while it is not feasible to predict the total costs, the Company expects to incur further professional fees with respect to the shareholder litigation and the Formal Order of Private Investigation subsequent to announcement of the restatement.


On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed an adversary proceeding against the Company in the United States Bankruptcy Court for the Western District of New York. The complaint seeks turnover of purported property of the estates and damages for the Company's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, the Company filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. The motion is pending. Also, on August 19, 1999, the Company filed its Answer and Demand for Jury Trial. The Company believes that the claims are subject to meritorious defenses, which it plans to assert during the lawsuit. The Company cannot predict the ultimate resolution of this action at this time.

In December 1998, the Company acquired all of the outstanding stock of privately held Sherpa Systems Corporation for total consideration paid of $36,000,000. The total consideration paid at the time of the acquisition was $36,000,000, consisting of $28,700,000 of cash and warrants ("Original Warrants") to purchase 1,456,458 shares of the Company's common stock. The Original Warrants, at the time of the acquisition, were valued at $5.00 per warrant, or $7,282,000. The Original Warrants, which are fully exercisable, have a 24-month term and the right to purchase shares of the Company's common stock at an exercise price of $23.50 per share. Subsequent to the Company's announcement on February 1, 1999 to restate its financial results, the Company began discussions with the warrant holders to reprice the Original Warrants or exchange them for cash with the objective of meeting the intention under the original agreement. On June 22, 1999, the Company entered into an agreement with the holders of the Original Warrants that provided, among other things, a) for the cancellation of all of the Original Warrants held by such holders, b) the issuance to such holders of new warrants to purchase their proportionate share of 1,000,000 shares of the Company's Common stock with a 36-month term and an exercise price of $10.00 per share and c) the payment to such holders of their proportionate share of $3,000,000 in cash. The new warrants were valued at $2.01 per warrant. As a result of the agreement, the value of the consideration paid by the Company for the Sherpa acquisition was reduced by approximately $2,100,000.

Also, at the time of the acquisition, the Company caused Sherpa to enter into employment and noncompetition agreements with key executives. The Company expects to make aggregate payments of approximately $1,200,000 over the next three years under those agreements.

The Sherpa acquisition also included estimated costs of approximately $5,800,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the merger. As of July 31, 1999, approximately $1,200,000 for such costs remained in the accrual. Since December 31, 1998, payments against the accrual consisted of the following: approximately $1,220,000 for employee severance for elimination of duplicate functions and closure of duplicate and excess operations; approximately $400,000 for professional fees consisting principally of appraisal, legal, and accounting fees; and other out-of-pocket expenses related to the acquisition. Employee terminations were essentially in the areas of sales, marketing and administrative functions. Additionally, at July 31, 1999, the Company reevaluated the estimated severance costs relating to the elimination of excess and duplicative activities as well as costs associated with certain contractual obligations which existed at the time of the acquisition and reduced the related accrual and goodwill by approximately $2,900,000. A majority of the payments relating to the remaining accrual are expected to be made prior to January 31, 2000.

On September 14, 1999, the Company negotiated a release of the outstanding commitments with an international reseller relating to a distribution agreement entered into in the fourth quarter of calendar year 1998 (see Note 4 above). The distribution agreement provided the reseller with guaranteed levels of net receipts, as defined by the agreement, for specified geographic area of $2,000,000 for each calendar year ended December 31, 1999 and 2000. At December 31, 1998, the Company recorded a charge to sales and marketing expenses of $4,000,000, as management did not believe that the distributor would be able to achieve the defined level of net receipts for the agreement territory in either year. As of July 31, 1999, the Company had outstanding, irrevocable stand-by letters of credit with terms of one to two years totaling $4,004,000 supporting this guarantee and restricted marketable securities totaling $6,526,000 supporting the letters of credit.

In connection with the release executed on September 14, 1999, the Company paid the international reseller $606,000 from available cash and cancelled the distribution agreement. Additionally, the stand-by letters of credit were terminated thus allowing the restriction on marketable securities to be lifted. Furthermore, as a result of the release, the Company expects to take a credit to sales and marketing expenses in the third fiscal quarter of the current year of approximately $3,100,000 for expenses that were recorded in the prior fiscal year.

Also, a separate cash payment of approximately $3,000,000 paid to the Company under a cancelled purchase order was repaid to the international reseller at the time of execution of the release. The $3,000,000 was included in accrued liabilities at July 31, 1999, and no gain or loss will be recorded.


In June 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs, as well as supporting the Company's new divisional structure. The Company's restructuring plan includes a reduction of more than 20% from staff levels at the end of fiscal year 1998, the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also calls for a change in focus away from certain products. Therefore, the charge includes a write-down of capitalized product development costs and intangibles for certain discontinued products to their estimated future cash flows. As a result of restructuring plan, the Company recorded a charge of $6,234,000 to the second fiscal quarter's results. The charge included approximately $2,000,000 of severance for employees in administrative, sales and development positions; $960,000 for the closure and/or combination of domestic and international sales and administrative facilities; and $3,274,000 for write-off of capitalized product development costs and intangibles for certain discontinued products and the write-off of leasehold improvements and support assets associated with closed locations. As of July
31, 1999, accrued liabilities of approximately $1,800,000 remained relating to this restructuring charge. A majority of the payments relating to the remaining accrual are expected to be made prior to January 31, 2000.

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, as amended by Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" (collectively SFAS
133) effective for fiscal years beginning after June 15, 2000. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

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

Acquired In-Process Research and Development

In January 1999, the Company acquired AIS Software S.A. ("AIS") for approximately $3,000,000 using available cash. The AIS acquisition included the purchase of certain technology under research and development, which resulted in a charge of $500,000 to the Company's consolidated results for the one-month period ended January 31, 1999. Additionally, the fiscal year 1998 acquisitions included certain material purchased in-process research and development charges for Venture Labs Inc, Sherpa Systems Corporation, and MediaBank totaling $21,300,000. These amounts were expensed as non-recurring charges on the respective acquisition dates as the acquired technology had not yet reached technological feasibility and therefore had no alternative future uses. At the time of the acquisitions, the Company engaged an independent appraiser to estimate the fair market value of the assets acquired, to serve as a basis for the allocation of the purchase price.

The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification, and testing activities necessary to establish that each product can be produced to meet its design specifications, including functions, features, and technical performance requirements.

The values of the purchased in-process research and development were based upon future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. The revenue estimates used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in the related technology, and the nature and expected timing of new product introductions by the Company and its competitors.
The projected net cash flows were discounted to their present value using the weighted average cost of capital ("WACC"). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on required rates of return from investments in various areas of the enterprise.


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

AIS Software S.A.

The primary purchased in-process technology acquired in the AIS acquisition was the DualPrism Web distribution technology. This is a flexible server-based publishing technology that allows data stored in a number of possible repositories, file systems, relational databases and object databases, to be served dynamically to a standard World Wide Web browser. The Company estimates that this project was 80% completed at the time of the acquisition. As of July 31, 1999, the nature of the efforts required to develop the purchased in-process technology into commercially viable products was substantially completed.

Venture Labs, Inc.

The primary purchased in-process technologies acquired in the Venture Labs, Inc. acquisition consisted of the Java filtering and viewing projects. The Company estimates that the projects were between 75% and 85% complete at the date of the Venture Labs, Inc. acquisition. As of July 31, 1999, the nature of the efforts required to develop the purchased in-process technology into commercially viable products was substantially completed.

Sherpa Systems Corporation

The primary purchased in-process technology acquired in the Sherpa Systems Corporation acquisition was the SherpaWorks Version 3 product. This technology is designed to implement a three-tier architecture which will provide out-of-the-box, configurable Product Data Management systems that are easy to use and that support open standards-based interfaces. SherpaWorks 3 is expected to provide an open user interface framework that allows application developers to implement an application or user role specific interface. The Company estimates that this project was approximately 85% complete at the date of the Sherpa acquisition. As of July 31, 1999, the Company estimates that approximately $1,000,000 will be required to be expended to complete the remaining development of this product.

MediaBank

The primary purchased in-process technologies acquired in the MediaBank acquisition consisted of the new digital asset management products, which were divided into two projects. The first project was a media asset management technology that provides support for standard query language (SQL) databases, such as Oracle 7 and Microsoft's SQL Server. In addition, this project also provides server capabilities that allow users to manage and retrieve assets stored in the asset management systems through a standard Web browser. The Company estimates that this project was 85% complete at the time of the MediaBank acquisition. As of July 31, 1999, the nature of the efforts required to develop the purchased in-process technology into commercially viable products was substantially completed.


The second project provides content management capabilities based on the contents of text embedded in popular text formats that are stored in the database. In addition, the second project provides support for DB2, a popular relational database developed by IBM, and IBM's Digital Library product. The Company estimates that this project was 30% complete at the time of the MediaBank acquisition. As of July 31, 1999, the Company estimates that approximately $400,000 will be required to be expended to complete the remaining development of this product.

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

In late 1997, the Company commenced a phased Year 2000 Compliance
Plan (the "Plan") to assess, remediate, test, and implement plans for all applications and products potentially affected by the Year 2000 issue. To accelerate overall completion, Plan activities are often concurrent rather than serial, but all phases are expected to be completed by the end of 1999.
Specifically, the plan addresses the software the Company sells and all software on which it depends, the hardware, operating systems and software on which the Company runs its business and the third-party services on which the Company also depends. The Company's costs to date have not been material to the Company's operations and total costs of implementing the Plan are not expected to be material to the Company's fiscal year 2000 results. However, there can be no assurances that the Company will not incur material costs related to the Year 2000 issue, or that the Company's Year 2000 Compliance Plan will detect all potential
Year 2000 issues. Internal staff are the primary resources working on the Plan, although the Company does not anticipate having to defer any other information technology ("IT") projects in its effort to become Year 2000 compliant. The Company expects to fund the costs of completing the Plan through its operating cash flows.

Inso Products

The Year 2000 issue could affect the products that the Company licenses. All Inso products that it will continue to sell have been tested for Year 2000 compliance. Additionally, the Company has completed its assessment of the products that it licenses as components of products that it sells. The product compliance statements are listed on the Company's Website, and where necessary, the Company is in the process of informing customers of the proper migration path to Year 2000 compliant versions.
The Company's products are not considered date dependent and any work to bring the current versions of these products to Year 2000 compliance has been incorporated into the normal update cycle. The cost of this effort has not been material and the projected completion costs are not expected to be material. However, there can be no assurances that the Company will not incur material costs related to the Year 2000 issue.


Inso Internal Systems, Facilities and External Vendors

The Company has inventoried certain of the hardware and software on which it develops the products and runs its internal systems.
All inventoried items have been categorized as compliant, compliant with patches, or not compliant. The Company has substantially completed addressing the items in the compliant with patches category. The Company expects to complete the upgrade of these items in advance of December 31, 1999. In some cases, the Company is dependent upon vendors completing their patches to meet the calendar year 1999 targeted completion date for correcting these items. The Company has scheduled retirement and/or replacement of non-compliant items. The cost of this effort and the projected completion costs have not been material. However, the Company may experience material unanticipated problems and costs by undetected errors of technology used in its internal IT and non-
IT systems.

The Company has contacted substantially all utility and facilities vendors on which it depends. These vendors have provided compliance statements certifying that they will be year 2000 compliant by the end of calendar year 1999. The Company acknowledges that it is vulnerable, as are most organizations, to the inability of these external organizations to achieve Year 2000 readiness.

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

The Company believes that an effective program to resolve the Year 2000 issue in a timely manner is in place. As noted above, the Company has not completed all phases of the Year 2000
Compliance Plan but expects to complete in advance of December 31, 1999. Based upon current information, the Company believes that the correction of the Year 2000 issues should not have a material adverse effect on its financial position or results of operations. However, there can be no assurances that the Company will not incur material costs related to the Year 2000 issue.



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

During February 1999, certain shareholders of Inso filed seven putative class action lawsuits against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts. The lawsuits are captioned as follows: Michael Abramsky v. Inso Corporation, et al., Civ. Action No. 99-10193; Richard B. Dannenberg v.
Inso Corporation, et al., Civ. Action No. 99-10195;
Jack Smith v. Inso Corporation et al., Civ. Action No.
99-10208; Chavy Weisz v. Inso Corporation, et al., Civ.
Action No. 99-10200; Robert C. Krauser v. Inso
Corporation, et al., Civ. Action No. 99-10366; Jean-
Marie Larcheveque v. Inso Corporation, et al., Civ.
Action No. 99-10299; and Thomas C. McGrath v. Inso
Corporation, et al., Civ. Action No. 99-10389. These lawsuits were filed following the Company's announcement on February 1, 1999 that the Company planned to restate the revenues for the first three quarters of 1998. Each of the complaints assert claims for violations of Section 10(b) of the Securities
Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. On
April 5, 1999, the seven class action lawsuits that were filed against the Company were consolidated into one lawsuit entitled In Re Inso Corporation, Civil
Action No. 99-10193-WGY.

The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. The Company believes that the claims are subject to meritorious defenses, they which plan to assert during the lawsuit. The Company cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on the Company's financial condition and results of operations.

On June 9, 1999, the bankruptcy estates of Microlytics,
Inc. and Microlytics Technology Co., Inc. (together
"Microlytics") filed an adversary proceeding against the Company in the United States Bankruptcy Court for the Western District of New York, Microlytics, Inc. and
Microlytics Technology Co., Inc. v Inso Corporation,
Adversary Proceeding No. 99-2177. The complaint seeks turnover of purported property of the estates and damages for the Company's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, the Company filed a motion to withdraw the case from the Bankruptcy Court to the United States District
Court for the Western District of New York. The motion is pending. Also, on August 19, 1999, the Company filed its Answer and Demand for Jury Trial. The
Company believes that the claims are subject to meritorious defenses, which it plans to assert during the lawsuit. The Company cannot predict the ultimate resolution of this action at this time.

On June 2, 1999, the Company was informed that the United States Securities and Exchange Commission issued a Formal Order of Private Investigation in connection with matters relating to the Company's previously announced restatement of its 1998 financial results.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving these matters will not have a material adverse impact on the financial condition or results of operations.


Item 2	Changes in Securities and Use of Proceeds

In December 1998, the Company issued warrants (the
"Original Warrants") to purchase an aggregate of 1,456,458 shares of the Company's common stock in connection with the Company's acquisition of Sherpa
Systems Corporation. On June 22, 1999, the Company entered into an agreement (the "Warrant Agreement") whereby holders of the Original Warrants could exchange their warrants for new warrants (the "New Warrants") which entitle them to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $10.00 per share, as adjusted from time to time for stock splits and other similar events and payment to such holders of their proportionate share of $3,000,000 in cash.
The New Warrants will expire on Aril 15, 2002. The Company issued the New Warrants under an exemption from registration pursuant to Section 4(2) of the Securities
Act of 1933 as a transition not involving a public offering. No underwriters were involved in the transaction. A copy of the Warrant Agreement is filed herewith and incorporated herein by reference.

Item 4.	 Submission of Matters to a Vote of Security
Holders

At the Annual Meeting of Stockholders of the Company on May 6, 1999, at which a quorum was present, the stockholders approved the following proposals by the number of shares of common stock voted as noted:

Proposal #1 - Election of two Class III directors to serve until the Company's 2002 Annual Meeting of Stockholders and until their successors are elected and qualified.

                         Number of Shares
                      Voted For	   	Withheld
Joseph A. Baute       12,750,258    933,551
Joanna T. Lau	        12,752,562 	  931,247


The following directors' terms of office continued after the Annual Stockholders' Meeting of
Stockholders:

Ray Stata
William J. Wisneski
Samuel H. Fuller
Ray Shepard
John Guttag
Stephen O. Jaeger

Proposal #2 - Ratification of the selection of Ernst &
Young LLP as independent auditors of the 	Company for the
fiscal year ending January 31, 2000.

Number of Shares
For 	   13,207,238
Against		  443,462
Abstain		   33,109


Item 5.     Other Information

		Item 2 "Changes in Securities and Use of Proceeds" is incorporated herein by reference.


Item 6.     Exhibits and Reports on Form 8-K


(a)  Exhibits

The following are filed as exhibits to this Form 10-Q

Exhibit 10-1	 Agreement and Release between Graham
Marshall and the Company dated May 6, 1999.

Exhibit 10-2 Amended and Restated Separation
Agreement and Release between Paul A.
Savage and the Company dated June 10,
1999.

Exhibit 10-3 Amended and Restated Separation
Agreement and Release between Betty J.
Savage and the Company dated June 11, 1999.

Exhibit 10-4 Agreement Relating to Warrants of Inso
Corporation dated June 22, 1999.

Exhibit 27-1 	Financial Data Schedule for the
quarter ended July 31, 1999.

Exhibit 27-2 	Financial Data Schedule for the
quarter ended July 31, 1998.


(b)  Reports on Form 8-K

Registrant filed one (1) report on Form 8-K during the quarter ended July 31, 1999.
(i) Current Report on Form 8-K dated July 22, 1999 reporting under Item 5 (Other Events) the appointment of Robert F. Dudley as Vice President, Chief Financial
Officer and Treasurer, which was filed with the Securities and Exchange Commission on July 27, 1999.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              Inso Corporation
              Registrant



Date:  September 14, 1999         /s/ Robert F. Dudley
	                                     Robert F. Dudley
			                                   Vice President and Chief
                                      Financial Officer




Date:  September 14, 1999        /s/ Patricia A. Michaels
	                                    Patricia A. Michaels
		                                   Vice President and
                                     Corporate Controller
		                                        (Chief Accounting
                                           Officer)