Form 10-Q
period 1999-10-31
INSO CORP
filed 1999-12-15
CIK 917471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
	October 31, 1999

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
	Yes      X   	No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class	                         Outstanding at December 10, 1999
Common Stock		                  15,824,654
(par value $.01 per share)




INSO CORPORATION
FORM 10-Q INDEX



Page No.
Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	October 31, 1999 and December 31, 1998

	Condensed Consolidated Statements of Operations
	Three Months Ended October 31, 1999 and 1998

	Condensed Consolidated Statements of Operations
	Nine Months Ended October 31, 1999 and 1998

	Condensed Consolidated Statements of Cash Flows
	Nine Months Ended October 31, 1999 and 1998

	Notes to Condensed Consolidated Financial Statements

Item 2.
	Management's Discussion and Analysis of Financial
	Condition and Results of Operations

Item 3.
	Quantitative and Qualitative Disclosures About Market
Risk


Part II.	Other Information

Item 1.
  Legal Proceedings

Item 6.
  Exhibits and Reports on Form 8-K

	Signatures

                 INSO CORPORATION
      CONDENSED CONSOLIDATED BALANCE SHEETS
      OCTOBER 31, 1999 AND DECEMBER 31, 1998
   (Unaudited, in thousands except share and per share amounts)



                                                    October 31     December 31
                                                       1999          1998
                                                    ----------     ----------
                      ASSETS
   Current assets:
      Cash and cash equivalents                         14,840        9,502
      Marketable securities                              5,395       44,555
      Restricted marketable securities                       0        6,526
      Accounts receivable,  net                         23,234       27,588
      Note Receivable                                    5,600            0
      Prepaid expenses and other current assets          3,309        5,223
                                                         -----        -----
           Total current assets                         52,378       93,394
   Property and equipment, net                           6,808        9,865
   Product development costs, net                       14,493       21,322
   Excess of costs over net assets acquired, net         9,172       19,891
   Other intangible assets, net                          5,327       10,783
   Long-term accounts receivable, net                      755        2,901
   Licensed technology and advances, net                 2,498        2,408
   Investment in Information Please LLC                      0        2,655
                                                        ------      -------
   TOTAL ASSETS                                         91,431      163,219
                                                        ------      -------
                                                        ------      -------
       LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                   1,860        2,207
      Accrued liabilities                               12,990        9,771
      Accrued salaries, commissions and bonuses          7,799        6,444
      Acquisition related liabilities                    1,320       16,551
      Unearned revenue                                  13,362       13,542
      Royalties payable                                    769        1,615
      Capital leases, current portion                      633          987
                                                        ------       ------
         Total current liabilities                      38,733       51,117

   Unearned revenue, non-current portion                   371        2,478
   Capital leases, non-current portion                     215          450
   Commitments and contingencies

   Stockholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares
         authorized; none issued
      Common stock, $.01 par value; 50,000,000 shares
         authorized; 15,620,897 and 15,506,640 shares issued
         at October 31, 1999 and December 31, 1998,
         respectively                                      156          155
      Capital in excess of par value                   143,160      140,130
      Accumulated deficit                              (90,137)     (29,632)
                                                       -------      -------
                                                        53,179      110,653
      Unamortized value of restricted shares                 0         (116)
      Notes receivable from stock purchase agreements   (1,009)      (1,305)
      Treasury stock, at cost, 5,075 shares in
        1999 and 1998                                      (58)         (58)
                                                        ------      --------
           Total stockholders' equity                   52,112      109,174
                                                        ------      --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $         91,431      163,219
                                                        ------      -------
                                                        ------      -------

   See accompanying notes to unaudited condensed consolidated financial statements

              INSO CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      THREE MONTHS ENDED OCTOBER 31, 1999 and 1998
      (Unaudited, in thousands except per share amounts)




                                                1999           1998
                                                ----           ----
      Revenues:
         Product licenses                  $    11,802     $   12,830
         Service                                 7,619          1,871
                                                 -----          -----
         Total revenues                         19,421         14,701

      Cost of revenues:
         Cost of product licenses                2,307          2,145
         Cost of service                         2,843            688
                                                 -----          -----
         Total cost of revenues                  5,150          2,833
                                                 -----          -----
      Gross profit                              14,271         11,868

      Operating expenses:
         Sales and marketing                     2,522          5,474
         Product development                     5,925          4,455
         Amortization of intangible assets       1,033            386
         General and administrative              4,824          3,263
         Restructuring expenses                  4,353              0
         Special charges                        24,256              0
         Purchased in-process research and
            development                              0          7,500
                                                ------          -----
             Total operating expenses           42,913         21,078

      Operating loss                           (28,642)        (9,210)

      Non-operating income (expense):
        Net investment income                      270          1,419
        Write-down of investment in
          Information Please LLC                     0              0
        Gain on sale                            14,549              0
                                                ------          -----
      Loss before provision (benefit) for
          income taxes                         (13,823)        (7,791)

      Provision (benefit) for income taxes         143           (108)
                                                -------         ------
      Net loss *                           $   (13,966)    $   (7,683)
                                               --------        -------
                                               --------        -------

      Basic loss per share                 $     (0.89)    $    (0.50)
                                                -------         -------
                                                -------         -------
      Diluted loss per share               $     (0.89)    $    (0.50)
                                                -------         -------
                                                -------         -------
      Weighted Average Shares Outstanding:
         Basic                                  15,608         15,350
         Diluted                                15,608         15,350


      *  Net loss equals comprehensive loss for each period presented.


      See accompanying notes to unaudited condensed consolidated financial statements.

                INSO CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 and 1998
        (Unaudited, in thousands except per share amounts)



                                                 1999            1998
                                                 -----           -----
        Revenues:
           Product licenses                 $    31,189     $    40,252
           Service                               19,093           4,643
                                                 ------          ------
           Total revenues                        50,282          44,895

        Cost of revenues:
           Cost of product licenses               8,332           5,514
           Cost of service                        9,200           1,815
                                                  -----           -----
           Total cost of revenues                17,532           7,329
                                                 ------           -----
        Gross profit                             32,750          37,566

        Operating expenses:
           Sales and marketing                   18,075          16,093
           Product development                   20,919          14,174
           Amortization of intangible assets      3,523           1,016
           General and administrative            16,216          11,545
           Restructuring expenses                11,068               0
           Special charges                       27,693               0
           Purchased in-process research and
              development                             0           8,100
                                                 ------          ------
               Total operating expenses          97,494          50,928
                                                 ------          ------
        Operating loss                          (64,744)        (13,362)

        Non-operating income (expense):
          Net investment income                   1,256           3,630
          Write-down of investment in
            Information Please LLC               (2,655)              0
          Gain on sale                           14,549          12,012
                                                 ------          ------
        (Loss) income before provision
            (benefit) for income taxes          (51,594)          2,280

        Provision (benefit) for income taxes        220            (601)
                                                 -------          -----
        Net (loss) income *                 $   (51,814)    $     2,881
                                                 -------          ------
                                                 -------          ------

        Basic (loss) earnings per share     $     (3.33)    $      0.19
                                                 -------           ----
                                                 -------           ----
        Diluted (loss) earnings per share   $     (3.33)    $      0.19
                                                 -------           ----
                                                 -------           ----
        Weighted Average Shares Outstanding:
           Basic                                 15,569          15,020
           Diluted                               15,569          15,474


        * Net (loss) income equals comprehensive (loss) income for each period presented.


See accompanying notes to unaudited condensed consolidated financial statements.


INSO CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED OCTOBER 31, 1999 and 1998
(Unaudited, in thousands of dollars)


                                                        1999       1998
                                                        ----       ----
Cash flows from (used in) operating activities:
  Net income (loss)                               $     (51,814) $ 2,881
  Adjustments to reconcile net income (loss)
   to net cash
     provided by operating activities:
     Depreciation and amortization                       12,137    7,215
     Purchased in-process research and development            0    8,100
     Non-cash restructuring expenses                      5,646        0
     Non-cash special charges expenses                   10,805        0
     Write-down of investment in Information Please LLC   2,655        0
     Deferred income taxes                                    0    1,105
     Gain on sale                                       (14,549) (12,012)
                                                         ------   ------
                                                        (35,120)   7,289
  Changes in operating assets and liabilities:
     Accounts receivable                                  3,383    1,010
     Accounts payable and accrued liabilities             1,298   (4,788)
     Royalties payable                                     (479)  (1,284)
     Due to Houghton Mifflin Company                          0     (384)
     Other assets and liabilities                        (1,575)  (1,412)
                                                          ------  -------

         Net cash (used in) provided by
         operating activities                           (32,493)     431

  Cash flows from (used in) investing activities:
    Property and equipment expenditures                  (1,140)  (2,999)
    Capitalized product development costs                (2,535)  (3,740)
    Acquisitions, net of cash acquired                        0  (14,326)
    Payments related to 1998 acquisitions                (5,440)       0
    Net sale of marketable securities                    37,704    4,536
    Proceeds from the sale of assets                      9,000   19,853
                                                         ------   ------
          Net cash provided in investing activities      37,589    3,324

  Cash flows from financing activities:
   Net proceeds from issuance of common stock               675    9,742
   Proceeds from the payment of notes receivable
     underlying Stock Purchase Agreements                   296      533
   Payments under capital lease obligations                (744)
                                                         -------   ------
           Net cash provided by financing activities        227   10,275
                                                         ------    ------
Net increase in cash and cash equivalents                 5,323   14,030

Cash and cash equivalents at beginning of period          9,517    8,827
                                                         ------   ------
Cash and cash equivalents at end of period         $     14,840 $ 22,857
                                                         ------   ------
                                                         ------   ------

Supplementary Information:
   Note Receivable from the sale of assets         $      5,600
                                                         ------
                                                         ------


See accompanying notes to unaudited condensed consolidated financial statements.




INSO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 31, 1999

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated
financial statements have been prepared in accordance with
generally accepted accounting principles for interim
financial information and with the instructions to Form
10-Q and Article 10 of Regulation S-X.  Accordingly, they
do not include all of the information and footnotes
required by generally accepted accounting principles for
complete financial statements.  All normal and recurring
adjustments that are, in the opinion of management,
necessary for a fair presentation of the results for the
interim periods have been included.   Operating results
for the three- and nine-month periods ended October 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2000.

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

In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-9 (SOP 98-9) "Modification of SOP 97-2, Software Revenue Recognition with respect to
Certain Transactions" effective for fiscal years beginning after March 15, 1999. SOP 98-9 defines vendor-specific objective evidence of fair value in connection with software revenue recognition. . The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

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

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding.
Diluted earnings per share includes the effect of dilutive stock options representing 454,000 shares for the nine months ended October 31, 1998. Options and warrants to purchase shares of common stock, for the three months ended
October 31, 1999 and 1998 and for the nine months ended October 31, 1999, were not included in the computation of diluted loss per share because the effect would be antidilutive.

Note 4.	   Commitments and Contingencies

During February 1999, certain putative class action lawsuits were filed against the Company and certain of its officers and employees by purported representatives of a class of the Company's current and former stockholders in the U.S. District Court for the District of Massachusetts, claiming violations of the Federal securities laws based on alleged misrepresentations regarding the Company's anticipated revenues and earnings and interim financial statements for the first three quarters of fiscal 1998.
The lawsuits were filed following the Company's announcement on February 1, 1999 that it planned to restate its previously reported revenues for the first three quarters of 1998. The lawsuits seek unspecified damages. The Company believes that the claims are subject to meritorious defenses, they which plan to assert during the lawsuit. On April 5, 1999, the seven class action lawsuits that were filed against the Company were consolidated into one lawsuit. On September 29, 1999 the Company entered into an insurance agreement with a major
AAA-rated insurance carrier pursuant to which the insurance carrier assumed complete financial responsibly for the defense and ultimate resolution of the securities class action suit. A charge to the Company's current year fiscal consolidated third quarter results of $13,451,000 was taken in connection with the insurance agreement. The charge is included in special charges in the accompanying statement of operations.

The Company entered into a distribution agreement in the fourth quarter of calendar year 1998 with an international reseller that provided the reseller with guaranteed levels of net cash receipts, as defined by the agreement, for specified geographic areas (primarily Australia, New
Zealand, and certain countries in the Far East), of $2,000,000 for each calendar year ended December 31, 1999 and 2000. At December 31, 1998, the Company recorded a charge of $4,000,000, as management did not believe that the reseller would be able to achieve the defined level of net receipts from the agreement territory in either year.
The Company had outstanding irrevocable stand-by letters of credit with terms of one to two years totaling
$4,004,000 to support this guarantee. The Company also had restricted marketable securities totaling $6,526,000 supporting the letters of credit.

On September 14, 1999, the Company negotiated a release of the outstanding commitments with the international reseller whereby the Company paid the international reseller $606,000 from available cash and cancelled the distribution agreement. Additionally, the stand-by letters of credit were terminated thus allowing the restriction on the marketable securities to be lifted.
Furthermore, as a result of the release, the Company took a credit to sales and marketing expenses in the third fiscal quarter of the current year of approximately
$3,093,000 for expenses that were recorded in the prior fiscal year. Finally, a separate cash payment of approximately $3,000,000 paid to the Company in January
1999 under a cancelled purchase order was repaid to the international reseller at the time of execution of the release of the 1998 distribution arrangement.

On June 2, 1999, the Company was informed that the United
States Securities and Exchange Commission issued a Formal
Order of Private Investigation in connection with matters relating to the Company's previously announced restatement of its 1998 financial results. The Company is cooperating with the Securities and Exchange Commission. The Company cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the investigation will not have a material adverse impact on the Company's financial condition and results of operations. While it is not feasible to predict the total costs, the Company expects to incur further professional fees with respect to the Formal Order of Private
Investigation.

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

AIS Software S.A.

On January 12, 1999, the Company acquired AIS Software
S.A. ("AIS Software") from Berger-Levrault S.A., a French publisher, for approximately $3,000,000 using available cash. AIS Software, based in Paris, France is the developer of Balise, an SGML and XML transformation tool and scripting language, as well as Dual Prism, a Web-based
XML and SGML publishing system. AIS Software operates as part of the Company's Product Data Management Division
(see Note 6). The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on a basis of the estimated fair market value of the assets acquired and the liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the one-month period ended
January 31, 1999 of $500,000, or $0.03 per share.
Intangible assets totaling $2,700,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives, ranging from two to five years.

Venture Labs, Inc.

On December 22, 1998, the Company acquired all of the outstanding stock of privately held Venture Labs Inc. and its subsidiary Paradigm Development Corporation
(collectively "Paradigm") for a total value of $4,800,000.
Paradigm is the developer of Java file filtering and viewing technology for both OEM and direct corporate use.
Paradigm operates as part of the Company's Information
Exchange Division. In connection with the acquisition, the Company paid $4,300,000 in December 1998 using available cash and assumed certain liabilities. The transaction was accounted for as a purchase and included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated fourth quarter results of $1,800,000. Intangible assets totaling $1,594,000 were recorded for the acquisition as well as noncompetition agreements with key executives for a total value of $1,500,000.

Sherpa Systems Corporation

In December 1998, the Company acquired all of the outstanding stock of privately held Sherpa Systems
Corporation ("Sherpa"). Sherpa is a provider of product data management solutions that manage mission-critical information through the product lifecycle process of design, testing, manufacturing, and delivery. Sherpa operates as part of the Company's Product Data Management
Division (see note 6). The total consideration paid at the time of the acquisition was $36,000,000, consisting of $28,700,000 of cash and warrants ("Original Warrants") to purchase 1,456,458 shares of the Company's common stock.
The Original Warrants, at the time of the acquisition, were valued at $5.00 per warrant, or $7,282,000. The
Original Warrants had a 24-month term and the right to purchase shares of the Company's common stock at an exercise price of $23.50 per share.

Subsequent to the Company's announcement on February 1, 1999 of its intention to restate its financial results
(see note 4), the Company began discussions with the warrant holders to reprice the Original Warrants or exchange them for cash with the objective of meeting the intention under the original agreement. On June 22, 1999, the Company entered into an agreement with the holders of the Original Warrants that provided, among other things,
a) for the cancellation of all of the Original Warrants held by such holders, b) the issuance to such holders of new warrants to purchase their proportionate share of 1,000,000 shares of the Company's Common stock with a 36-month term and an exercise price of $10.00 per share and
c) the payment to such holders of their proportionate share of $3,000,000 in cash. The new warrants were valued at $2.01 per warrant. As a result of the agreement, the value of the consideration paid by the Company for the Sherpa acquisition was reduced by approximately $2,100,000 with such amount recorded as a reduction to goodwill.

The acquisition also included estimated costs of approximately $5,800,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the merger. As of October 31, 1999, approximately $160,000 for such costs remained in the accrual. Since December 31, 1998, payments against the accrual consisted of the following:
approximately $1,530,000 for employee severance for elimination of duplicate functions and closure of duplicate and excess operations; approximately $400,000 for professional fees consisting principally of appraisal, legal, and accounting fees; and other out-of-pocket expenses related to the acquisition. Employee terminations were essentially in the areas of sales, marketing and administrative functions. Additionally, at October 31, 1999, the Company reevaluated the estimated severance and other costs relating to the elimination of excess and duplicative activities as well as costs associated with certain contractual obligations which existed at the time of the acquisition and reduced the related accrual and goodwill by approximately $3,710,000.
The majority of the payments relating to the remaining accrual are expected to be made prior to January 31, 2000.

The acquisition of Sherpa was accounted for as a purchase and the results of operations of Sherpa have been included in the consolidated financial statements since December 4, 1998. The purchase price has been allocated on a preliminary basis (until the final closing adjustments under the original agreement are resolved with the sellers) based upon the estimated fair value of the assets acquired and the liabilities assumed at December 4, 1998.
The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated fourth quarter results of $12,000,000. At the time of the acquisition, the Company also caused Sherpa to enter into employment and noncompetition agreements with key executives totaling $1,597,000. The Company expects to make remaining aggregate payments of approximately
$1,000,000 over the next two years under those agreements.
Additionally, other intangible assets and capitalized software totaling $25,200,000 were recorded in connection with the acquisition after consideration of adjustments noted above.

MediaBank

On August 28, 1998, the Company acquired the intellectual property and certain other assets of Bitstream Inc.'s
MediaBank media asset management system and related technologies for $11,900,000 using available cash.
MediaBank operates as part of the Company's eBusiness
Technologies Division. The transaction was accounted for as a purchase and included the purchase of certain technology under research and development, which resulted in a charge the Company's fiscal 1998 consolidated third quarter results of $7,500,000. Intangible assets totaling
$4,460,000 were recorded at the time of the acquisition.

ViewPort Development AB

On March 12, 1998, the Company acquired all of the outstanding capital stock of privately held ViewPort
Development AB for $2,500,000 using available cash.
ViewPort Development AB operated as part of the Company's
Product Data Management Division prior to its sale to Enigma Information System Ltd. on October 29, 1999 (see
Note 8) The transaction was accounted for as a purchase and included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated first quarter results of $600,000.

Unaudited pro forma net revenues, net loss and net loss per share shown below for the nine months ended October
31, 1998 assumes the acquisition of AIS Software S.A.,
Venture Labs, Inc., Sherpa Systems Corporation and
ViewPort Development AB occurred on February 1, 1998.
Therefore, the nine months ended October 31, 1998, presented below, includes the write-off of certain purchased technology under research and development of $500,000 relating to the acquisition of AIS Software S.A., $1,800,000 relating to the acquisition of Venture Labs, Inc. and $12,000,000 relating to the acquisition of Sherpa
Systems Corporation.

                          Nine months ended
                          October 31, 1998
                          ----------------
Net revenues           $  78,090,000

Net loss               $ (23,048,000)

Diluted loss per share $ (1.53)


Note 6.	Restructuring Expenses

In October 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs at the Company's Product Data Management ("PDM") division, while retaining its technical assets and customer service and support infrastructure. The Company's Board of Directors also authorized management to pursue the potential sale of the PDM Division. The restructuring plan included a PDM workforce reduction of approximately 40%, the consolidation of the PDM division's sales, service and support organizations, the consolidation of PDM development facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also calls for a change in focus away from certain development activities. Therefore, the charge includes a write-down of licensed technology for discontinued development activities to their estimated future cash flows. As a result of the restructuring plan, the Company recorded a charge of $4,290,000 to the current year third fiscal quarter's results. The charge included approximately $1,000,000 of severance for employees in administrative, sales and development positions; $918,000 for the consolidation of sales, service and support organizations and development facilities; and
$2,372,000 for write-down of licensed technology for discontinued development activities and the write-off of leasehold improvements and support assets associated with closed locations. As of October 31, 1999, approximately $1,920,000 remained in accrued liabilities relating to this restructuring charge.

In July 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs, as well as supporting the Company's new divisional structure. The
Company's restructuring plan included a reduction of more than 20% from staff levels at the end of fiscal year 1998, the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also called for a change in focus away from certain products. As a result of the restructuring plan, the Company recorded a charge of $6,234,000 to the second fiscal quarter's results. The charge included approximately $2,000,000 of severance for employees in administrative, sales and development positions; $960,000 for the closure and/or combination of domestic and international sales and administrative facilities; and $3,274,000 for write-down of capitalized product development costs and intangibles for certain discontinued products and the write-off of leasehold improvements and support assets associated with closed locations. The capitalized product development costs and intangibles were written-down to their estimated future cash flows. As of October 31, 1999, approximately
$800,000 remained in accrued liabilities relating to this restructuring charge.

In connection with the Company's July 1999 restructuring plan, the Company incurred in the third fiscal quarter of the current year approximately $65,000 of restructuring charges for relocation costs as a result of the combination of certain sales and administrative offices.

In addition to the above, the Company incurred approximately $500,000 in the first fiscal quarter relating to the closure of the Company's Kansas City location, primarily for severance for terminated employees.


Note 7.	Special Charges

For the nine months ended October 31, 1999, the Company has incurred $27,693,000 of special charges. Of the total amount incurred, approximately $1,117,000 related to professional fees incurred in connection with the Company's investigation and restatement of its 1998 financial results, lawsuits and the Securities and Exchange Commission investigation, approximately
$10,805,000 related to the write-down of intangible assets and capitalized software costs, substantially all attributable to the Company's PDM division to their estimated future cash flows, approximately $13,451,000 related to the net premium costs for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999 (see note 4) and approximately $2,320,000 related to severance and other costs incurred for certain executive, management, and other staff terminations.

Note 8.	Dispositions

On October 29, 1999, the Company sold its DynaText/DynaWeb stand-alone technical document publishing component of its PDM Division, along with its ViewPort browser technology assets, for $14,750,000. The purchase was in the form of a stock purchase by Enigma Information System Ltd. and its subsidiary, Enigma Information Retrieval Systems, Inc.,
(collectively "Enigma") of all of the outstanding stock of Inso Providence Corporation and ViewPort Development AB of
Stockholm, Sweden. The purchase price was paid $9,000,000 in cash and $5,600,000 in the form of a promissory note, due and payable by April 30, 2000. The final payment of the note is subject to final closing adjustments allowed under the original agreement with Enigma. The promissory note bears interest as follows: (i) if the promissory note is paid by December 15, 1999, no interest shall be due or payable, (ii) if the promissory note is paid after December 15, 1999 but prior to January 31, 2000, interest is at a rate of 6.5% per annum accrued from October 29, 1999 until the date on which the final payment is paid, and (iii) if the promissory note is paid after January 31, 2000, interest at a rate of 6.5% per annum accrued from October 29, 1999 through and until January 31, 2000 and
13.0% per annum accrued from February 1, 2000 through and until the date on which the final payment is paid. The promissory note is secured by a Stock Pledge Agreement of the stock of Inso Providence Corporation. In connection with the disposition, the Company retained the accounts receivable directly associated with the DynaText/DynaWeb and ViewPort browser technologies. Additionally, the Company recorded direct transaction costs; costs to write-off capitalized software and other assets; and other accruals for costs directly associated with the sale. As a result, the Company reported in the fiscal quarter ended
October 31, 1999 a gain of $14,549,000. The transaction created a capital loss for federal tax purposes, which will be carried forward to future periods.

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

Note 9.	Other

The Company determined that the value of its investment in Information Please LLC was impaired. This assessment was based on the Company's review of Information Please LLC's operating results and business plan and the Company's anticipated future cash flows from its investment.
Accordingly, the investment was written down to its net realizable value resulting in a charge of $2,655,000 in the Company's second fiscal quarter.

Note 10.	Operations by Industry Segment

The Company has three operating segments: Product Data Management ("PDM"), eBusiness Technologies ("EBT"), and Information Exchange ("IED"). A fourth operating segment, Lexical and Linguistic, was sold to Lernout & Hauspie
Speech Products N.V. in April 1998 (see Note 11 below). On April 29, 1999, the Company announced implementation of a new division structure, which was implemented in the second fiscal quarter. As such, all prior period segment data has been recast to reflect the new division structure. Each of the identified operating segments disclosed represent the divisions for which the Company manages.

The PDM segment information below for all periods presented includes the operations of the DynaText/DynaWeb and ViewPort browser technologies sold to Enigma on October 29, 1999 (see note 8 above). Additionally, on October 28, 1999, the Company's Board of Directors authorized management to pursue the potential sale of PDM Division (see note 6 above).

Each segment's profit and loss for the three and nine months ended October 31, 1999, reflects all income and losses except for the items shown in the reconciliation information below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.

Three months ended October 31, 1999
-----------------------------------
                                                     Lexical
(In thousands                                        and
of dollars)             EBT       IED       PDM      Linguistic     Totals
---------------------------------------------------------------------------
Revenues from
  external customers   $4,428    $6,021    $8,972   $0              $19,421
Segment profit (loss)  (2,243)    1,704      (271)   0                 (810)
----------------------------------------------------------------------------

Three months ended October 31, 1998
-----------------------------------
                                                    Lexical
(In thousands                                       and
of dollars)            EBT        IED       PDM     Linguistic     Totals
-------------------------------------------------------------------------
Revenues from
 external customer    $3,867     $7,999     $2,835  $0             $14,701
Segment profit (loss)    276      2,741     (1,515)  0               1,502
---------------------------------------------------------------------------

Reconciliation Information

Profit or loss                                        Three months ended
--------------                                        ------------------
(In thousands of dollars)				                         1999	         1998
------------------------------------------------------------------------

Total external profit (loss) for
  reportable segments                               $  (810)    $  1,502
Special charges	                                    (24,256)           -
Credit for termination of
  international distributor agreement                 3,093            -
Restructuring expenses                               (4,353)           -
Net investment income                                   270        1,419
Gain on sale                                         14,549            -
Purchased in-process research and development             -       (7,500)
Unallocated corporate and other expenses             (2,316)      (3,212)
                                                     ------        ------
Consolidated loss before provision (benefit) for
  income taxes                                      $(13,823)   $ (7,791)
                                                     -------       ------
                                                     -------       ------
--------------------------------------------------------------------------

Nine months ended October 31, 1999
----------------------------------
                                                     Lexical
(In thousands                                        and
of dollars)             EBT       IED      PDM       Linguistic    Totals
--------------------------------------------------------------------------
Revenues from
  external customers   $7,953    $19,131  $23,198    $0            $50,282
Segment profit (loss) (13,585)     5,008   (8,836)    0            (17,413)
Segment assets         20,662     45,598   36,249     0             99,509
---------------------------------------------------------------------------

Nine months ended October 31, 1998
----------------------------------

                                                     Lexical
(In thousands                                        and
of dollars)            EBT       IED       PDM       Linguistic    Totals
--------------------------------------------------------------------------
Revenues from
  external customers  $7,006    $22,497   $9,141    $6,251        $44,895
Segment profit (loss) (1,439)     7,517   (3,818)    3,701          5,961
Segment assets             0          0        0         0              0
--------------------------------------------------------------------------


Reconciliation Information

Profit or loss                                      Nine months ended
--------------                                      -----------------
(In thousands of dollars)                           1999         1998
----------------------------------------------------------------------
Total external profit (loss) for
  reportable segments                            $ (17,413)    $ 5,961
Purchased in-process research and
  development                                            -      (8,100)
Special charges                                    (27,693)          -
Credit for termination of international
  distributor agreement                              3,093           -
Restructuring expenses                             (11,068)          -
Net investment income                                1,256       3,630
Write down of investment in Information
  Please LLC                                        (2,655)          -
Gain on sale of assets                              14,549      12,012
Unallocated corporate and other expenses           (11,663)    (11,223)
                                                    -------     -------
Consolidated (loss) income before
  provision (benefit) for income taxes           $ (51,594)    $ 2,280
                                                    -------     -------
                                                    -------     -------
-----------------------------------------------------------------------


Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Three Months Ended October 31, 1999 Compared to Three Months
Ended October 31, 1998

Revenues for the three months ended October 31, 1999 increased $4,720,000, or 32%, to $19,421,000 compared to $14,701,000 for the three months ended October 31, 1998. Substantially all of the revenue increase was attributable to acquisitions made by the Company in last year's third and fourth fiscal quarters. Service revenues for the three months ended October 31, 1999 increased $5,748,000, or 307%, to $7,619,000 for the three months ended October 31, 1999 from $1,871,000 for the three months ended October 31, 1998 primarily due to the Company's fiscal year 1998 acquisitions.

Revenues from the eBusiness Technologies ("EBT") segment increased 15% from $3,867,000 in the three months ended October 31, 1998 to $4,428,000 in the three months ended October 31, 1999. The increase was primarily related to increases in DynaBase product and service revenue. Revenues from the Information Exchange ("IED") segment decreased by approximately 25% from $7,999,000 in the three months ended October 31, 1998 to $6,021,000 in the three months ended October 31, 1999. The decline in revenues in the IED division is primarily attributable to lower revenues from the sales of Quick View Plus due to lower volume from corporate customers. Revenues from the Product Data Management ("PDM") segment increased by approximately 216% from $2,835,000 in the three months ended October 31, 1998 to $8,972,000 in the three months ended October 31, 1999. The increase was primarily related to the addition of the PDM products acquired with the Sherpa Systems Corporation ("Sherpa") acquisition in December 1998.

Gross profit increased $2,403,000, or 20%, from $11,868,000 for the three months ended October 31, 1998 to $14,271,000 for the three months ended October 31, 1999. Gross profit as a percentage of revenues was 73% for the three months ended October 31, 1999 compared to 81% for the three months ended October 31, 1998. The decrease in gross margin in 1999 was primarily due to an increase in amortization expense for capitalized software and acquired license technology.

Total operating expenses increased $21,835,000 to $42,913,000 for the three months ended October 31, 1999 from $21,078,000 for the three months ended October 31, 1998. Included in total operating expenses for the three months ended October 31, 1999 were special charges of $24,256,000 for costs primarily relating to the write-down of intangible assets and capitalized software costs ($10,805,000) substantially all attributable to the PDM division, net premium costs for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999 ($13,451,000), and restructuring expenses of $4,353,000 for costs primarily relating to the Company's PDM division. Additionally, the operating expenses for the three months ended October 31, 1999 includes a credit of $3,093,000 to sales and marketing expenses for the termination of a 1998 international distributor agreement. Included in total operating expenses for the three months ended October 31, 1998 was an acquisition charge of $7,500,000 for certain purchased technology under research and development at the time of the Company's acquisition of the MediaBank media
asset management system and related technologies.   Excluding the
aforementioned charges, operating expenses increased $3,819,000, or 28%, to $17,397,000, or 90% of revenues, for the three months ended October 31, 1999 as compared to $13,578,000, or 92% of revenues for the three months ended October 31, 1998. The increase was primarily related to costs to support the Company's 1998 acquisitions.

Sales and marketing expenses decreased $2,952,000 to $2,522,000 for the three months ended October 31, 1999 from $5,474,000 for the three months ended October 31, 1998. Sales and marketing expenses for the three months ended October 31, 1999 included a credit of $3,093,000 for the termination of a 1998 international distributor agreement. Excluding the international distributor credit, sales and marketing increased $141,000 to $5,615,000, or 29% of revenues for the three months ended October 31, 1999 compared to $5,474,000, or 37% of revenues for the three months ended October
31, 1998.  The decrease in percentage of revenues from October
31, 1998 was primarily the result of revenues increasing faster than associated selling costs.

Product development expenses increased $1,470,000 from $4,455,000 for the three months ended October 31, 1998 to $5,925,000 for the three months ended October 31, 1999. The increase was due primarily to the Company's investment in development particularly in the EBT division as well as the 1998 acquisition of Sherpa. The Company's product development expenses were 31% of revenues for the three months ended October 31, 1999 compared to 30% of revenues for the three months ended October 31, 1998.

General and administrative expenses increased $1,561,000 to $4,824,000 for the three months ended October 31, 1999 compared to $3,263,000 for the three months ended October 31, 1998. The increase in general and administrative expenses was primarily due to additional costs for facilities, insurance, and personnel due to the Company's 1998 acquisitions. General and administrative expenses were 25% of revenues for the three months ended October 31, 1999 and 22% of revenues for the three months ended October 31, 1998.

In October 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs at the Company's PDM Division, while retaining its technical assets and customer service and support infrastructure. The restructuring plan includes a PDM workforce reduction of approximately 40%, the consolidation of the PDM division's sales, service and support organizations, the consolidation of PDM development facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also calls for a change in focus away from certain development activities. Therefore, the charge includes a write-down of licensed technology for discontinued development activities to their estimated future cash flows. As a result of the restructuring plan, the Company recorded a charge of $4,290,000 to the current year third fiscal quarter's results. The charge included approximately $1,000,000 of severance for employees in administrative, sales and development positions; $918,000 for the consolidation of sales, service and support organizations and development facilities; and $2,372,000 for write-down of licensed technology for discontinued development activities and the write-off of leasehold improvements and support assets associated with closed locations.

For the three months ended October 31, 1999, the Company incurred $24,256,000 of special charges in addition to the restructuring charges noted above. Of the total amount incurred, approximately $10,805,000 related to the write-down of intangible assets and capitalized software costs to their estimated future cash flows, substantially all attributable to the Company's PDM division and approximately $13,451,000 of net premium costs for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999 (see note 4 to the "Notes to Condensed Consolidated Financial Statements").

For the three months ended October 31, 1999, the Company recorded a gain of $14,549,000 for the sale of its DynaText/DynaWeb stand-alone technical document publishing product and its ViewPort browser technologies to Enigma Information System Ltd (see note 8 to the "Notes to Condensed Consolidated Financial Statements").

The Company has not recorded a benefit for net operating losses incurred during the three months ended October 31, 1999 due to certain provisions in the Internal Revenue Code concerning changes in ownership and after evaluating the Company's anticipated performance over its normal planning horizon. The Company's effective tax rate for the three months ended October 31, 1998 was 37%.

Net loss and net loss per share were $2,999,000 and $0.19 per share, respectively, for the three months ended October 31, 1999, before net special items including charges, credits and gains noted above, as compared to $183,000, and $0.01 per share, for the three months ended October 31, 1998 excluding the in-process research and development charge noted above.


Nine Months Ended October 31, 1999 Compared to Nine Months Ended
October 31, 1998

Revenues for the nine months ended October 31, 1999 increased $5,387,000, or 12%, to $50,282,000 compared to $44,895,000 for the nine months ended October 31, 1998. Total revenues for the nine months ended October 31, 1998 included revenues of $6,251,000 from the Company's former lexical and linguistic operating segment, which was sold to Lernout & Hauspie Speech Products N.V. in April 1998. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues increased by approximately 30% for the nine months ended October 31, 1999 compared to the nine months ended October 31, 1998. Service revenues for the nine months ended October 31, 1999 increased $14,450,000, or 311%, to $19,093,000 from $4,643,000 for the nine months ended October 31, 1998, primarily due to the acquisition
of Sherpa in December 1998.   Additionally, of the total revenues
in the nine months ended October 31, 1999, approximately 34% were revenues from the acquisitions made since July 1998.

Revenues from the EBT segment increased 14% from $7,006,000 in the nine months ended October 31, 1998 to $7,953,000 in the nine months ended October 31, 1999. The increase was primarily related to product and service revenue of the DynaBase product. Revenues from the IED segment decreased by approximately 15% from $22,497,000 in the nine months ended October 31, 1998 to $19,131,000 in the nine months ended October 31, 1999. The decline in revenues in the IED division is primarily attributable to lower revenues from the sales of Quick View Plus due to lower volume from the corporate customers. Revenues from the PDM segment increased by approximately 154% from $9,141,000 in the nine months ended October 31, 1998 to $23,198,000 in the nine months ended October 31, 1999. The increase was primarily related to the addition of the PDM products acquired with the Sherpa acquisition in December 1998. Revenues from the Lexical and Linguistic segment declined from $6,251,000 for the nine months ended October 31, 1998 to $0 for the nine months ended October 31, 1999 as a result of the sale of the linguistic software net assets to Lernout & Hauspie as mentioned above.

Gross profit decreased $4,816,000, or 13%, from $37,566,000 for the nine months ended October 31, 1998 to $32,750,000 for the nine months ended October 31, 1999. Excluding the gross profit associated with the assets sold to Lernout & Hauspie, gross profit decreased $855,000, or 3%, from $31,895,000 for the nine months ended October 31, 1998 to $32,750,000 for the nine months ended October 31, 1999. Gross profit as a percentage of revenues, excluding the revenues and gross profit associated with the assets sold to Lernout & Hauspie, was 65% for the nine months ended October 31, 1999 compared to 83% for the nine months ended October 31, 1998. The decrease in gross margin in 1999 was due in part to an increase in amortization expense for capitalized software and acquired license technology. Additionally, the cost to provide service revenues increased at a faster rate than the associated revenues, thereby contributing to the decline in gross margin.

Total operating expenses increased $46,566,000 to $97,494,000 for the nine months ended October 31, 1999 from $50,928,000 for the nine months ended October 31, 1998. Included in total operating expenses for the nine months ended October 31, 1999 were special charges of $27,693,000 for costs relating to the Company's 1998 restatement of financial results, costs relating to the related to the write-down of intangible assets and capitalized software costs substantially all attributable to the PDM Division and net premium costs for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999, and restructuring expenses of $11,068,000 for costs relating to the Company's PDM division and the Company's new divisional structure. Additionally, the operating expenses for the nine months ended October 31, 1999 includes a credit of $3,093,000 to sales and marketing expenses for the termination of a 1998 international distributor agreement. Included in total operating expenses for the nine months ended October 31, 1998 were acquisition charges of $8,100,000 for certain purchased technology under research and development by Viewpoint Development AB and MediaBank media asset management system and related technologies at the time of their
acquisitions.   Excluding the aforementioned charges as well as
the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $20,943,000, or 51%, to $61,826,000, or 123% of revenues for the nine months ended October 31, 1999 as compared to $40,883,000, or 106% of revenues for the nine months ended October 31, 1998. The increase is primarily due to the Company's 1998 acquisitions.

Sales and marketing expenses increased $1,982,000 to $18,075,000 for the nine months ended October 31, 1999 from $16,093,000 for the nine months ended October 31, 1998. Sales and marketing expenses for the nine months ended October 31, 1999 included a credit of $3,093,000 for the termination of a 1998 international distributor agreement. Excluding the credit noted above and the expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses increased $5,470,000 to $21,168,000, or 42% of revenues for the nine months ended October 31, 1999 compared to $15,698,000, or 41% of revenues for the nine months ended October 31, 1998. The increase in absolute dollars from October 31, 1998 was primarily the result of higher expenses associated with the Company's acquisitions and increased expenses associated with customer communication such as user group conferences.

Product development expenses increased $6,745,000 from $14,174,000 for the nine months ended October 31, 1998 to $20,919,000 for the nine months ended October 31, 1999.
Excluding the product development expenses associated with the assets sold to Lernout & Hauspie, product development expenses increased by $7,942,000, or 61%, for the nine months ended October 31, 1999 compared to the nine months ended October 31, 1998. The increase was due primarily to the Company's investment in development in the EBT division as well as the 1998 acquisitions, particularly in area of PDM products. The Company's product development expenses, excluding the product development expenses associated with the assets sold to Lernout & Hauspie, were 42% of revenues for the nine months ended October 31, 1999 compared to 34% of revenues for the nine months ended October 31, 1998. The increase in product development expenses as a percentage of revenues was due to the aforementioned acquisitions.

Amortization of intangible assets increased $2,507,000 to $3,523,000 for the nine months ended October 31, 1999 from $1,016,000 for the nine months ended October 31, 1998 due to the 1998 acquisitions.

General and administrative expenses increased $4,671,000 to $16,216,000 for the nine months ended October 31, 1999 compared to $11,545,000 for the nine months ended October 31, 1998. Excluding the administrative expenses associated with the assets sold to Lernout & Hauspie, general and administrative expenses increased $5,048,000, or 45%, for the nine months ended October 31, 1999 compared to the nine months ended October 31, 1998. The increase in general and administrative expenses was primarily due to additional costs for facilities, insurance, and personnel due to the Company's 1998 acquisitions. General and administrative expenses, excluding the expenses associated with the assets sold to Lernout & Hauspie, were 32% of revenues for the nine months ended October 31, 1999 and 29% of revenues for the nine months ended October 31, 1998.

The Company has not recorded a benefit for net operating losses incurred during the nine months ended October 31, 1999 due to certain provisions in the Internal Revenue Code concerning changes in ownership and after evaluating the Company's anticipated performance over its normal planning horizon. For the nine months ended October 31, 1998, the Company's effective tax rate was influenced by the $12,012,000 gain on sale of the assets sold to Lernout & Hauspie, the reduction of valuation allowance of approximately $4,000,000 related to the Company deeming that it is more likely than not that certain assets associated with the sale of assets to Lernout & Hauspie would be recoverable and the in-process research and development charge of $8,100,000 discussed above. Excluding these special items, the Company's effective tax rate for the nine months ended October 31, 1998 was 37%.

Net loss and net loss per share was $28,040,000 and $1.80 per share, respectively, excluding the restructuring expenses of $11,068,000, or $0.71 per share, the $27,693,000 or $1.78 per share relating to the special charges incurred by the Company, the $3,093,000, or $0.20 per charge credit to sales and marketing expenses for the termination of a 1998 international distributor agreement, the $14,549,000, or $0.93 per share gain on sale of the Company's DynaText/DynaWeb stand-alone technical document products and the $2,655,000, or $0.17 per share, for the write-down of the Company's investment in Information Please LLC as compared to $1,031,000, and $0.07 per share, for the nine months ended October 31, 1998, excluding the gain on the sale of the linguistic software net assets of $12,012,000 or $0.79 per share, and the $8,100,000, or $0.53 per share for purchased in-process research and development charges noted above.

Liquidity and Capital Resources

The Company's operating activities used cash of $32,493,000 for the nine months ended October 31, 1999 compared to providing cash of $431,000 for the nine months ended October 31, 1998. The decreased contribution from operating activities of $32,924,000 was due principally to the overall lower level of earnings in the nine months ended October 31, 1999 compared to the same period in 1998, net payment for the insurance agreement with a major AAA-rated insurance carrier pursuant to which the insurance carrier assumed complete financial responsibly for the defense and ultimate resolution of the securities class action suit filed in February 1999 (See Note 4 to the "Notes to Condensed Consolidated Financial Statements"), payment for the termination of a 1998 international distributor agreement (see Note 4 to the "Notes to Condensed Consolidated Financial Statements"), and the timing of payments relating to accounts payable and accrued liabilities.

The Company's investing activities provided cash of $37,589,000 for the nine months ended October 31, 1999 compared to $3,324,000 for the nine months ended October 31, 1998. The increased contribution of $34,265,000 was due to an increase in the sale of marketable securities of $33,168,000, lower payments of $8,886,000 relating to acquisitions, reduced investments in property and equipment due to the Company's restructuring activities and lower capitalized software costs offset by a decrease in proceeds received from dispositions of $10,853,000.

The Company's financing activities provided cash of $227,000 for the nine months ended October 31, 1999 compared to $10,275,000 for the nine months ended October 31, 1998. The decrease of $10,048,000 primarily relates to a lower level of stock option exercises and payments made under capitalized lease obligations.

On October 29, 1999, the Company sold its DynaText/DynaWeb stand-alone technical document publishing component of its PDM Division, along with its ViewPort browser technology assets, for $14,750,000. The purchase was in the form of a stock purchase. The purchase price was paid $9,000,000 in cash and $5,600,000 in the form of a promissory note, due and payable by April 30, 2000. The final payment of the note is subject to final closing adjustments allowed under the original agreement with Enigma. The promissory note bears interest as follows:
(i) if the promissory note is paid by December 15, 1999 but prior to January 31, 2000, interest is at a rate of 6.5% per annum accrued from October 29, 1999 until the date on which the final payment is paid, and (iii) if the promissory note is paid after January 31, 2000, interest at a rate of 6.5% per annum accrued from October 29, 1999 through and until January 31, 2000 and 13.0% per annum accrued from February 1, 2000 through and until the date on which the final payment is paid. The promissory note is secured by a Stock Pledge Agreement of the stock of Inso Providence Corporation.

As of October 31, 1999, the Company had working capital of $13,645,000. Total cash, cash equivalents, and marketable securities at October 31, 1999 were $20,235,000. The Company believes that funds available, together with funds expected to be generated from operations, will be sufficient to finance the Company's operations through the foreseeable future.

On June 2, 1999, the Company was informed that the United States Securities and Exchange Commission has issued a Formal Order of Private Investigation in connection with matters relating to the Company's previously announced restatement of its 1998 financial results. The Company is cooperating with the Securities and Exchange Commission. The Company cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the investigation will not have a material adverse impact on the Company's financial condition and results of operations. Additionally, while it is not feasible to predict the total costs, the Company expects to incur further professional fees with respect to the Formal Order of Private Investigation subsequent to announcement of the restatement.

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

In December 1998, the Company acquired all of the outstanding stock of privately held Sherpa Systems Corporation for total consideration paid of $36,000,000. At the time of the Sherpa acquisition, the Company caused Sherpa to enter into employment and noncompetition agreements with key executives. The Company expects to make remaining payments of approximately $1,000,000 over the next two years under those agreements.

The Sherpa acquisition also included estimated costs of approximately $5,800,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the merger. As of October 31, 1999, approximately $160,000 for such costs remained in the accrual. Since December 31, 1998, payments against the accrual consisted of the following: approximately $1,530,000 for employee severance for elimination of duplicate functions and closure of duplicate and excess operations; approximately $400,000 for professional fees consisting principally of appraisal, legal, and accounting fees; and other out-of-pocket expenses related to the acquisition. Employee terminations were essentially in the areas of sales, marketing and administrative functions. Additionally, at October 31, 1999, the Company reevaluated the estimated severance costs relating to the elimination of excess and duplicative activities as well as costs associated with certain contractual obligations, which existed at the time of the acquisition, and reduced the related accrual and goodwill by approximately $3,710,000. The majority of the payments relating to the remaining accrual are expected to be made prior to January 31, 2000 (see Note 5 to the "Notes to Condensed Consolidated Financial Statements").

In October 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs in the Company's PDM division, while retaining its technical assets and customer service and support infrastructure. The restructuring plan includes a PDM workforce reduction of approximately 40%, the consolidation of the PDM division's sales, service and support organizations, the consolidation of PDM development facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also calls for a change in focus away from certain development activities. Therefore, the charge includes a write-down of licensed technology for discontinued development activities to their estimated future cash flows. As a result of the restructuring plan, the Company recorded a charge of $4,290,000 to the current year third fiscal quarter's results. The charge included approximately $1,000,000 of severance for employees in administrative, sales and development positions; $918,000 for the consolidation of sales, service and support organizations and development facilities; and $2,372,000 for write-down of licensed technology for discontinued development activities and the write-off of leasehold improvements and support assets associated with closed locations. As of October 31, 1999, approximately $1,920,000 remained in accrued liabilities relating to this restructuring charge. The majority of the payments relating to the remaining accrual are expected to be made prior to January 31, 2000 (see Note 6 to the "Notes to Condensed Consolidated Financial Statements").

In July 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs, as well as supporting the Company's new divisional structure. The Company's restructuring plan included a reduction of more than 20% from staff levels at the end of fiscal year 1998, the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also called for a change in focus away from certain products. As a result of the restructuring plan, the Company recorded a charge of $6,234,000 to the second fiscal quarter's results. The charge included approximately $2,000,000 of severance for employees in administrative, sales and development positions; $960,000 for the closure and/or combination of domestic and international sales and administrative facilities; and $3,274,000 for write-down of capitalized product development costs and intangibles for certain discontinued products and the write-off of leasehold improvements and support assets associated with closed locations. The capitalized product development costs and intangibles were written-down to their estimated future cash flows. As of October 31, 1999, accrued liabilities of approximately $800,000 remained relating to this restructuring charge. The remaining accrual amount is expected to be paid by January 31, 2000 (see Note 6 to the "Notes to Condensed Consolidated Financial Statements").

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

Acquired In-Process Research and Development

In January 1999, the Company acquired AIS Software S.A. ("AIS") for approximately $3,000,000 using available cash. The AIS acquisition included the purchase of certain technology under research and development, which resulted in a charge of $500,000 to the Company's consolidated results for the one-month period ended January 31, 1999. Additionally, the Company's fiscal year 1998 acquisitions included certain material purchased in-process research and development charges for Venture Labs Inc, Sherpa Systems Corporation, and MediaBank totaling $21,300,000. These amounts were expensed as non-recurring charges on the respective acquisition dates as the acquired technology had not yet reached technological feasibility and therefore had no alternative future uses. At the time of the acquisitions, the Company engaged an independent appraiser to estimate the fair market value of the assets acquired, to serve as a basis for the allocation of the purchase price.

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

AIS Software S.A.

The primary purchased in-process technology acquired in the AIS acquisition was the DualPrism Web distribution technology. This is a flexible server-based publishing technology that allows data stored in a number of possible repositories, file systems, relational databases and object databases, to be served dynamically to a standard World Wide Web browser. The Company estimates that this project was 80% completed at the time of the acquisition. As of October 31, 1999, the nature of the efforts required to develop the purchased in-process technology into commercially viable products was substantially completed.

Venture Labs, Inc.

The primary purchased in-process technologies acquired in the Venture Labs, Inc. acquisition consisted of the Java filtering and viewing projects. The Company estimates that the projects were between 75% and 85% complete at the date of the Venture Labs, Inc. acquisition. As of October 31, 1999, the nature of the efforts required to develop the purchased in-process technology into commercially viable products was substantially completed.

Sherpa Systems Corporation

The primary purchased in-process technology acquired in the Sherpa Systems Corporation acquisition was the SherpaWorks Version 3 product. This technology is designed to implement a three-tier architecture which will provide out-of-the-box, configurable Product Data Management systems that are easy to use and that support open standards-based interfaces. SherpaWorks 3 is expected to provide an open user interface framework that allows application developers to implement an application or user role specific interface. The Company estimates that this project was approximately 85% complete at the date of the Sherpa acquisition. The Company has presently stopped development of SherpaWorks 3 given management's plans for the PDM division and its potential sale. As a result, it is not possible to estimate the costs that will be required to be expended to complete the remaining development work of SherpaWorks 3.

MediaBank

The primary purchased in-process technologies acquired in the MediaBank acquisition consisted of the new digital asset management products, which were divided into two projects. The first project was a media asset management technology that provides support for standard query language (SQL) databases, such as Oracle 7 and Microsoft's SQL Server. In addition, this project also provides server capabilities that allow users to manage and retrieve assets stored in the asset management systems through a standard Web browser. The Company estimates that this project was 85% complete at the time of the MediaBank acquisition. As of October 31, 1999, the nature of the efforts required to develop the first project into commercially viable products was substantially completed.

The second project provides content management capabilities based on the contents of text embedded in popular text formats that are stored in the database. In addition, the second project provides support for DB2, a popular relational database developed by IBM, and IBM's Digital Library product. The Company estimates that this project was 30% complete at the time of the MediaBank acquisition. As of October 31, 1999, the Company estimates that approximately $200,000 will be required to be expended to complete the remaining development of this product.

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

Inso Products

The Year 2000 issue could affect the products that the Company licenses. The Company's products that it will continue to sell in the Year 2000 have been tested for Year 2000 compliance. Additionally, the Company has completed its assessment of the products that it licenses as components of products that it sells. The product compliance statements are listed on the Company's Website, and where necessary, the Company is in the process of informing customers of the proper migration path to Year 2000 compliant versions. The Company's current products are not considered date dependent and any work to bring the current versions of these products to Year 2000 compliance has been incorporated into the normal update cycle. There are some of the Company's customers using products or product versions that the Company has not tested, and does not support, for Year 2000 compliance. The Company is encouraging these customers to migrate to current products or versions that meet the Company's Year 2000 compliance definition. In addition, the Company does not intend to test any of its custom code for Year 2000 compliance.

The costs of these efforts have not been material and the projected completion costs are not expected to be material.
However, there can be no assurances that the Company will not incur material costs related to the Year 2000 issue.

Inso Internal Systems, Facilities and External Vendors

The Company has inventoried all mission critical hardware and software on which it develops the products and runs its internal systems. All inventoried items have been categorized as compliant, compliant with patches, or not compliant. The Company has substantially completed addressing the items in the compliant with patches category. The Company expects to complete the upgrade of these items in advance of December 31, 1999. In some cases, the Company is dependent upon vendors completing their patches to meet the calendar year 1999 targeted completion date for correcting these items. The Company has scheduled retirement and/or replacement of non-compliant items. The cost of this effort and the projected completion costs have not been material. However, the Company may experience material unanticipated problems and costs by undetected errors of technology used in its internal IT and non-IT systems.

The Company has contacted all mission critical utility and facilities vendors on which it depends. These vendors have provided compliance statements certifying that they will be year 2000 compliant by the end of calendar year 1999. The Company acknowledges that it is vulnerable, as are most organizations, to the inability of these external organizations to achieve Year 2000 readiness.


Contingency Plan

While the Company has not developed a formalized contingency plan, it has identified contingency measures representing those areas, which are deemed to be most critical. These contingency measures include short-term use of backup equipment or software, developing manual workaround processes and alternative third party suppliers for critical services and products.
Additionally, the Company's technical support group and its professional services group will be made available to resolve any product issues that may arise.

The Company believes that an effective program to resolve the Year 2000 issue in a timely manner is in place. As noted above, the Company has not completed all phases of the Year 2000 Compliance Plan but expects to complete it prior to December 31, 1999. Based upon current information, the Company believes that the correction of the Year 2000 issues should not have a material adverse effect on its financial position or results of operations. However, there can be no assurances that the Company will not incur material costs related to the Year 2000 issue.



Future Operating Results
This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income, earnings per share or cash flows. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for a description of certain factors which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements. Among the factors which may cause the Company's actual results to differ materially from historical results are the following: competitive pressures including price pressures; increased reliance on direct and distribution channels which results in lower operating margins; increased personnel costs and competition for experienced personnel; market acceptance of products based on eXtensible Markup Language; inability to continue to expand through acquisition; unexpected restructuring costs; inability to expand a service organization for enterprise-level solution selling; consolidation in the OEM business and potential competition from OEM customers; adverse economic changes in the markets in which the Company does business; difficulties integrating operations and personnel of acquired businesses; and increasing reliance on international markets.



Item 3.	QUANTITATIVE
AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in its 1998
Annual Report filed on Form 10-K have not changed significantly.

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

The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. The Company believes that the claims are subject to meritorious defenses, they which plan to assert during the lawsuit. On September 29, 1999 the Company entered into an insurance agreement with a major AAA-rated insurance carrier pursuant to which the insurance carrier assumed complete financial responsibly for the defense and ultimate resolution of the securities class action suit. A charge to the Company's current year fiscal consolidated third quarter results of $13,451,000 was taken in connection with the insurance agreement.

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

On June 2, 1999, the Company was informed that the United States Securities and Exchange Commission issued a Formal Order of Private Investigation in connection with matters relating to the Company's previously announced restatement of its 1998 financial results.
The Company cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the formal order of investigation will not have a material adverse impact on the Company's financial condition and results of operations.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving these matters will not have a material adverse impact on the financial condition or results of operations.


Item 6.     Exhibits and Reports on Form 8-K

(a) 	Exhibits

The following are filed as exhibits to this Form 10-Q

Exhibit 2-1		Amendment No. 1 to Rights Agreement,
             dated as of October 27, 1999, by and
             between INSO Corporation and State
             Street Bank & Trust Company,
             incorporated by reference to Exhibit 2
             to the Registrant's Registration
             Statement of Form 8A/A, filed with the
             Securities and Exchange Commission on
             October 28, 1999.

Exhibit 2-2  Purchase and Sale Agreement dated
             October 18, 1999,by and among Inso Corporation,
             Inso Providence Corporation and ViewPort
             Development AB and Enigma Information Systems Ltd. and Enigma, Inc. and the First Amendment of the Purchase and Sale Agreement dated as of October 28, 1999 by and among Enigma
             Information Systems Ltd. and Enigma
             Information Retrieval Systems, Inc. and INSO
             Corporation, Inso Providence Corporation and ViewPort Development AB, incorporated by reference to Exhibit 2-1 to the Registrant's Current Report on Form 8-K dated October 29, 1999, filed with the Securities and Exchange Commission on
             November 15, 1999.

Exhibit 10-1	Separation Agreement and Release by and
             between Steven R. Vana-Paxhia and the
             Company dated September 28, 1999.

Exhibit 10-2	Employment Agreement by and between
             Stephen O. Jaeger and the Company
             dated as of April 1, 1999.

Exhibit 10-3	Letter Agreement by and between Paul R.
             Anderson and the Company dated as of
             October 6, 1999.

Exhibit 10-4 Catastrophic Equity Protection Insurance
             Policy Number 859-62-16 by and between
             Illinois National Insurance Company and
             the Company.

Exhibit 27-1		Financial Data Schedule for the
              quarter ended October 31, 1999.

Exhibit 27-2  Financial Data Schedule for the quarter
              ended October 31, 1999.



(b) 	Reports on Form 8-K

Registrant filed five (5) reports on Form 8-K during the quarter ended October 31, 1999.

(i)	Amendment to Form 8-K on Form 8-K/A dated December 4,
1998 reporting under Item 7 (Financial Statements, Pro
Forma Financial Information and Exhibits), containing the financial statements of the acquired business
Sherpa Systems Corporation and pro-forma financial information including an unaudited pro forma combined balance sheet assuming the acquisition occurred on September 30, 1998 and unaudited pro forma combined statement of operations assuming the acquisition occurred on January 1, 1998 and 1997, which was filed with the Securities and Exchange Commission on September 10, 1999.

(ii)	Current Report on Form 8-K dated September 15, 1999
reporting under Item 5 (Other Events) the appointment of Edward Terino as a member of the Board of Directors of the Company and the resignation of Ray Shepard as a member of the Board of Directors of the Company, which was filed with the Securities and Exchange Commission on September 22, 1999.

(iii)	Current Report on Form 8-K dated September 30, 1999
reporting under Item 5 (Other Events) the purchase of an insurance agreement with a major AAA-rated insurance carrier pursuant to which the insurance carrier will assume complete financial responsibility for the defense and ultimate resolution of the securities class action litigation initially filed in February 1999 on behalf of certain purchases of the Company's common stock, which was filed with the Securities and Exchange
Commission on October 14, 1999.

(iv)	Current Report on Form 8-K dated October 19, 1999
reporting under Item 5 (Other Events) the definitive agreement entered into by the Company for the sale of its DynaText/DynaWeb Publishing Business to Enigma,
Inc., which was filed with the Securities and Exchange
Commission on October 26, 1999.

(v)	Current Report on Form 8-K dated October 27, 1999
reporting under Item 5 (Other Events) Amendment No.1 to the Shareholders' Rights Plan dated July 16, 1997, which was filed with the Securities and Exchange
Commission on October 28, 1999.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		             Inso Corporation
	              Registrant

Date:  December 13, 1999	 /s/ Robert F. Dudley
                              ----------------
	                             Robert F. Dudley
			                           Vice President and Chief Financial Officer

Date:  December 13, 1999	/s/ Patricia A. Michaels
                             --------------------
			                          Patricia A. Michaels
		                           Vice President and Corporate Controller
		                           (Chief Accounting Officer)

Exhibit Index
Exhibit		Description

Exhibit 2-1		Amendment No. 1 to Rights Agreement,
             dated as of October 27, 1999,
			          by and between INSO Corporation and
             State Street Bank & Trust Company,
             incorporated by reference to Exhibit 2
             to the Registrant's Registration
             Statement of Form 8A/A, filed with the
             Securities and Exchange Commission on
             October 28, 1999.

Exhibit 2-2 	Purchase and Sale Agreement dated
             October 18, 1999,	by and among Inso Corporation,
             Inso Providence Corporation and ViewPort
             Development AB and Enigma Information Systems Ltd.
             and Enigma, Inc. and the First Amendment of the Purchase and Sale Agreement dated as of October 28, 1999 by and among Enigma
             Information Systems Ltd. and Enigma
             Information Retrieval Systems, Inc. and INSO
             Corporation, Inso Providence Corporation and ViewPort Development AB, incorporated by reference to
             Exhibit 2-1 to the Registrant's Current Report on Form 8-K dated October 29, 1999, filed with the Securities and Exchange Commission on November 15, 1999.

Exhibit 10-1	Separation Agreement and Release by and
             between Steven R. Vana-Paxhia and the
             Company dated September 28, 1999 (filed herewith).

Exhibit 10-2	Employment Agreement by and between
             Stephen O. Jaeger and the Company
             dated as of April 1, 1999 (filed herewith).

Exhibit 10-3	Letter Agreement by and between Paul R.
             Anderson and the Company dated as of
             October 6, 1999 (filed herewith).

Exhibit 10-4 Catastrophic Equity Protection Insurance
             Policy Number 859-62-16 by and between
             Illinois National Insurance Company and
             the Company (filed herewith).

Exhibit 27-1		Financial Data Schedule for the
              quarter ended October 31, 1999.

Exhibit 27-2  Financial Data Schedule for the quarter
              ended October 31, 1999.