Form 10-Q/A
period 1999-10-31
INSO CORP
filed 2000-01-12
CIK 917471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
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
(par value $.01 per share)




INSO CORPORATION
FORM 10-Q INDEX



Page No.
Part I.	Financial Information

Item 1.	Financial Statements**

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

**The financial statements set forth in Item 1 are unchanged from
Inso Corporation's original filing of its Quarterly Report on
Form 10-Q on December 15, 1999.   This Form 10Q/A is
filed to correct an inadvertant ommission in Note 10 to the unaudited condensed consolidated financial statements, "Operations by Industry Segment."


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
--------------------------------------------------------------------------


Nine months ended October 31, 1999
----------------------------------
                                                     Lexical
(In thousands                                        and
of dollars)             EBT       IED      PDM       Linguistic    Totals
--------------------------------------------------------------------------
Revenues from
  external customers   $7,953    $19,131  $23,198    $0            $50,282
Segment profit (loss) (13,585)     5,008   (8,836)    0            (17,413)
Segment assets         20,662     42,598   36,249     0             99,509
---------------------------------------------------------------------------


Nine months ended October 31, 1998
----------------------------------

                                                     Lexical
(In thousands                                        and
of dollars)            EBT       IED       PDM       Linguistic    Totals
--------------------------------------------------------------------------
Revenues from
  external customers  $7,006    $22,497   $9,141    $6,251        $44,895
Segment profit (loss) (1,439)     7,517   (3,818)    3,701          5,961
Segment assets         6,859     48,229   12,016         0         67,104
--------------------------------------------------------------------------



Reconciliation Information

Profit or loss                                      Nine months ended
--------------                                      -----------------
(In thousands of dollars)                           1999         1998
----------------------------------------------------------------------
Total external profit (loss) for
  reportable segments                            $ (17,413)    $ 5,961
Purchased in-process research and
  development                                            -      (8,100)
Special charges                                    (27,693)          -
Credit for termination of international
  distributor agreement                              3,093           -
Restructuring expenses                             (11,068)          -
Net investment income                                1,256       3,630
Write down of investment in Information
  Please LLC                                        (2,655)          -
Gain on sale of assets                              14,549      12,012
Unallocated corporate and other expenses           (11,663)    (11,223)
                                                    -------     -------
Consolidated (loss) income before
  provision (benefit) for income taxes           $ (51,594)    $ 2,280
                                                    -------     -------
                                                    -------     -------
-----------------------------------------------------------------------



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Inso Corporation

Date:   January 12, 2000    /s/  Robert F. Dudley
                             ---------------------
                             Robert F. Dudley
                             Vice President and Chief Financial Officer