Form 10-K
period 2000-01-31
INSO CORP
filed 2000-04-24
CIK 917471

================================================================================

                                 United States
                      Securities and Exchange Commission

                            Washington, D.C.  20549

                                  ___________

                                   Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

 For the fiscal year ended: January 31, 2000 Commission File Number: 000-23384

                                  ___________

                               Inso Corporation

            (Exact name of registrant as specified in its charter)

                Delaware                                                               04-3216243
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)
        31 St. James Avenue, Boston, MA                                                  02116
     (Address of principal executive offices)                                         (Zip code)

                                (617) 753-6500
             (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12(g) of the Act: None

            Common Stock, par value $.01 per share (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes: [X]   No: [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               Class                            Outstanding at April 13, 2000
               -----                            -----------------------------

Common Stock (par value $.01 per share)                16,609,048


     As of April 13, 2000, the aggregate market value of common stock held by non-affiliates of the registrant was $74,901,848.

                      Documents Incorporated by Reference

     Portions of the Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

================================================================================

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

                                    Part I

Item 1.  Business

     Inso Corporation ("Inso" or "we") supplies software solutions for the management, exchange and dynamic delivery of business information and applications. Inso has more than 500 corporate and original equipment manufacturing ("OEM") customers, and more than 10 years of experience in XML and structured content applications. As of January 31, 2000, we have two operating divisions: eBusiness Technologies and Information Exchange. During the fiscal year ended January 31, 2000, we also operated a third division - Product Data Management. The Product Data Management division was comprised of technologies we obtained in connection with our acquisition in 1998 of Sherpa Systems Corporation, as well as technologies from the division formerly referred to as Electronic Publishing Solutions (see "Product Data Management Products").
During fiscal year 2000, we decided to focus more of Inso's resources on opportunities in the markets served by the eBusiness Technologies and Information Exchange divisions. We determined that Inso's value would be most enhanced by the eBusiness Technologies and Information Exchange divisions pursuing their respective market opportunities, and by divestiture of the Product Data Management division.

Recent Developments

     On April 11, 2000, we announced that as part of our review of strategic alternatives, which began in February 2000, Inso's Board of Directors determined that the most appropriate means to enhance shareholder value is for Inso to remain independent and to focus all of our energies on our DynaBase dynamic Web publishing system. As a result, we will pursue the divestiture of our other assets, including the Information Exchange division.

     In line with this decision, we immediately began a corporate reorganization designed to concentrate all our operations in our DynaBase business, which is a part of our eBusiness Technologies ("eBT") division. Stephen O. Jaeger, who has served as Inso Chief Executive Officer since March 1999, has resigned from that position, but will continue in the role of Chairman of the Company's Board of Directors. Kirby A. Mansfield, President, Chief Operating Officer and director, has also resigned. James M. Ringrose, who was previously President of Inso's eBusiness Technologies division, has become President and Chief Executive Officer of Inso Corporation. Mr. Ringrose has led eBT since March 1999, and has been responsible for the expansion of the eBT business over the last year.

     As part of this management reorganization, we will close our headquarters in Boston during May and will consolidate all corporate functions in Providence at eBT's current offices. As a result, the majority of our Boston-based corporate personnel, including Chief Financial Officer, Robert Dudley, will leave Inso in May, with a small number of personnel relocating to Providence. Upon Mr. Dudley's departure from Inso, Christopher M. Burns, currently Vice President, Operations and Finance for eBT, will become Vice President, CFO and Treasurer of Inso.

     Inso's Board of Directors has determined that the Information Exchange Division ("IED") should be separated from the DynaBase business. Accordingly, Inso is seeking acquirers for IED, which will be operated separately pending such a transaction.

eBusiness Technologies Products

     Our eBusiness Technologies ("eBT") division develops and markets industry-leading e-business solutions that are designed to control, automate and extend all activities associated with Web content management and dynamic delivery and with digital media asset management. Our eBT division is comprised of our DynaBase Dynamic Web Publishing System, our MediaBank Media Asset Management system and related technologies. These technologies were formerly part of our Electronic Publishing Solutions division (see "Product Data Management Products"). Our eBT products and services are designed to deliver sophisticated business-to-business and business-to-consumer applications via the Web and to provide industry-leading digital media asset management solutions.

     Our eBT division is a provider of solutions for building and sustaining interactive, online business-to-business and business-to-consumer activities with substantial expertise in XML. DynaBase/R/, the industry's first integrated XML-based Web publishing solution, combines sophisticated content management capabilities with a powerful dynamic serving environment. DynaBase automates the production of content for, and enables personalized delivery of content to, the Internet as well as intranet, extranet and wireless networks and devices.

     On August 28, 1998, we acquired the MediaBank Media Asset Management system and related technologies from Bitstream Inc. Our MediaBank product offers the media asset management market a solution to help enable workgroup productivity, workflow and object management for a wide range of pre-production media elements including text, document images, movies, graphics, sounds and fonts.

     We sell our eBT products through direct and reseller channels. Our ultimate customers are corporate end users. Our direct selling efforts for DynaBase focus on companies with large, complex, dynamic Web sites. In addition, through indirect channels, including resellers, systems integrators, and alliances with other firms, we sell or market our eBT products to a broad range of customers and industries.

Research and Development

     eBT operates in an industry that changes technology rapidly, and its ability to compete and operate successfully depends on, among other factors, its ability to anticipate such change. In addition, eBT relies upon the rapid development of products that support standards such as XML to differentiate itself from others. Accordingly, we are committed to the development of new products, to the continuing evaluation of new technologies, and to participating in standard setting, such as through our participation in the World Wide Web Consortium. During fiscal year 2000, eBT made significant investments in research and development in new products for use on or in conjunction with the Internet and the Web, particularly improvements to our DynaBase Dynamic Web Publishing System. The rapid changes that characterize these markets may require that we make substantial additional investments in research and development in order to respond to market or technological developments. We expect to make significant investments in fiscal 2001 in our eBT products, particularly DynaBase and related eBusiness applications.

Intellectual Property Rights

     The eBT operating division registers patents, copyrights and trademarks to certain of its products on an ongoing basis. However, we believe that, in general, patents, copyrights, trademarks and similar intellectual property rights are less important to the ability of the eBT operating division to compete successfully in its markets than are the currency of the technology and the know-how and ability of its development personnel. Certain of our eBT technologies include database technology from third parties, which we license pursuant to royalty-free licenses expiring in 2003.

Competition

     The market for our eBT solutions is characterized by a number of participants offering full or partial solutions, based on both proprietary formats and open standards-based formats. Participants in this market include Vignette Corporation, Interwoven, Inc., InterLeaf, Inc., BroadVision, Inc. and Open Market, Inc. Many of these competitors have substantially greater development, marketing, sales and financial resources than does Inso. As the market for Web-based solutions continues to grow and consolidate, we expect to face additional competition from both new entrants as well as existing companies in the eCommerce market that are seeking to expand their product offerings.
We also face limited competition from specialized providers offering to develop custom solutions. We believe that the principal competitive factors in this market are product quality, scalability, functionality, XML expertise and completeness of solution, with price being a secondary factor.

Information Exchange Products

     Our Information Exchange ("IED") division, through its industry-leading Outside In technology, provides comprehensive information access solutions for delivering business information in both connected and mobile computing environments. IED products enable users to filter, view, copy, print and distribute electronic information over LANs, WANs and the Web, regardless of
format or structure.   These products permit users to access native documents
without the originating application, to convert information from one format to another, and to publish information on demand to the Web directly from the original document, without any conversion or transformation.

     Our IED products include our file-viewing and conversion products and our "on demand" Web publishing products. These products allow organizations to share documents across networks, intranet and Internet environments and electronic mail systems with different applications and operating system platforms. Our IED products include our Quick View Plus/R/ enterprise viewing product, the Outside In/R/ OEM Viewing Technology, the Outside In/R/ HTML Export OEM product and the Outside In/R/ Server HTML on-demand conversion product. Quick View Plus provides businesses and consumers with the ability to view, copy and print files originating in more than 250 applications and in disparate operating system environments. Outside In/R/ Server automatically creates customized web pages from standard business documents. Our Outside In/R/ Viewing Technology and HTML Export OEM products provide file viewing and Web delivery functionality to software vendors and corporate software developers. During fiscal year 2000 we created a Mobile & Wireless business group within IED, and began development of the first version of Outside In OEM Viewing Technology than runs on the Symbian
(EPOC) platform, a leading platform for mobile and wireless handheld devices.

     The IED products are marketed worldwide to original equipment manufacturers ("OEMs") of computer hardware, mobile and wireless devices, software, and consumer electronics products as well as directly and indirectly to corporations and government organizations. The IED operating division is served by an OEM sales organization and by a direct sales force. The IED business also uses a worldwide network of channel partners to reach the retail and low-volume market segments.

     On December 22, 1998, we acquired the outstanding stock of Venture Labs, Inc., owner of Paradigm Development Corporation ("Paradigm"), a developer of Java-based document conversion and viewing products. The Java filtering and viewing technologies obtained from Paradigm have been integrated into the IED operating division.

Research and Development

     Since IED operates in an industry that changes technology rapidly and has significant competition, continued product acceptance requires rapid response to changing technology and market conditions. Product currency, particularly with respect to new versions of popular desktop products, such as Microsoft Office, is a requirement of both the OEM and direct markets served by the IED products. In addition, the OEM portion of IED's market requires that IED products run on new operating system platforms, such as Symbian, on a continuing basis. Accordingly, we must continue to invest on an ongoing basis in rapid support for new application formats in our products. During fiscal 2000, IED continued to make significant investments in development related to the creation of a new product architecture, which is designed to permit rapid response to new requirements for application format and operating system support, and in development of products for the mobile and wireless market. We expect to continue to make significant investments in fiscal 2001 in these areas.

Intellectual Property Rights

     The IED operating division does not have patents on its technologies, although we register copyrights and trademarks to certain of its products on an ongoing basis. Due to the nature of its business, we believe that product currency and timeliness of upgrades and platform support are more important to our competitive position than are patents or other intellectual property rights.

Competition

     Competition in the markets for IED products is significant. Our viewing and conversion products and our on- demand Web publishing system compete with offerings from Verity Inc. in the OEM market and from other proprietary file viewing products. We believe that the principal competitive factors in the direct corporate and government market are product quality, compatibility with multiple applications and operating systems, and update frequency, with price being a secondary factor. We believe that the principal competitive factors in the OEM market for Information Exchange products are price, format and operating system coverage, and ease of implementation.

Product Data Management Products

     Until January 7, 2000, we operated a Product Data Management ("PDM") division. The PDM division consisted of two principal sets of technologies: (1) the product data management technologies we obtained in December 1998 through our acquisition of all of the outstanding stock of Sherpa Systems Corporation, and (2) our traditional stand-alone technical document publishing business. The stand-alone technical document publishing business consisted of the following products: (a) our DynaText/DynaWeb technical publishing tools, which were previously part of our Electronic Publishing Systems division, (b) the Synex ViewPort browser engine and related application development toolkits for the viewing of SGML information, which we obtained on March 12, 1998, through our acquisition of all the stock of ViewPort Development AB of Stockholm, Sweden, and (c) Balise, an SGML and XML transformation tool and scripting language, and Dual Prism, a Web-based XML and SGML publishing system, each of which we acquired on January 12, 1999 through our acquisition of AIS Software S.A. of Paris, France ("AIS Software") from Berger- Levrault S.A., a leading French publisher.

     During fiscal year 2000, we disposed of the PDM division in two separate transactions. On October 29, 1999, we sold the DynaText/DynaWeb stand-alone technical document publishing component of our PDM division, including the Synex ViewPort browser engine and related application development toolkits, for $14,750,000 to Enigma Information System Ltd. and its subsidiary, Enigma Information USA, Inc., (collectively "Enigma"). The transaction was in the form of a purchase by Enigma of all of the outstanding stock of our subsidiaries Inso Providence Corporation and ViewPort Development AB.

     On January 7, 2000, we sold the remainder of the PDM division for $6,000,000 in cash plus assumption of liabilities (subject to adjustment based on the net worth of the business at the closing) to Structural Dynamics Research Corporation ("SDRC"). The transaction was in the form of a purchase by SDRC of all of the outstanding stock of our subsidiaries Sherpa Systems Corporation and Inso France Development SA (formerly AIS Software).

     Our product data management products consisted of a line of products designed to meet the needs of large manufacturers and other businesses that need to efficiently and effectively manage product-related information and the deployment of that information in product development, manufacturing, sales, service, and other departments of their extended enterprises. These products provided document management, change control, and workflow functionality, and frequently were integrated with other software applications in the enterprise, including Computer Aided Design ("CAD") tools and Manufacturing Resource Planning/Enterprise Resource Planning (MRP/ERP) systems. Our technical publishing products enabled traditional technical publishers to manage and distribute electronic content from a wide variety of sources through the World Wide Web, intranets, CD-ROM and print.

     At the time of the acquisition in 1998 of Sherpa Systems Corporation, we anticipated that Sherpa Systems Corporation's existing and planned product offerings could be integrated with certain of Inso's other technologies into a solution serving the electronic information needs of an entire enterprise. We later determined that Inso's value would be most enhanced by the eBusiness Technologies and Information Exchange divisions pursuing their respective market opportunities, and by divestiture of the Product Data Management division.

Research and Development

     The portion of our PDM division consisting of product data management products operated an industry that is subject to considerable technological evolution, and our ability to compete successfully in those markets required that we be able to forecast and develop products in anticipation of such change, and that these products adhere to open standards for communication and data interchange with other applications. During fiscal year 2000, we focused our research and development efforts primarily on improving the scalability and reliability of the product data management products. We did not make significant investments in our traditional stand-alone technical document publishing products during fiscal year 2000.

Intellectual Property Rights

     The PDM operating division registered patents, copyrights and trademarks on an ongoing basis. Due to the nature of its business, we believe that the domain expertise of its personnel and its knowledge of its customers' processes were more important competitive factors than such intellectual property rights. However, we believed that, in general, patents, copyrights, trademarks and similar intellectual property rights were less important to the ability of the PDM operating division to compete successfully in its markets than were the currency of the technology and the know-how and ability of its development personnel.

Competition

     During the period in which we operated the PDM division, the primary competition for our product data management technologies arose from products and services offered by SDRC, Parametric Technology Corporation, and Matrix-One, Inc. During that time, the principal competitors in the technical publishing market were Quark, Inc., Softquad International, Inc., Enigma and an affiliate of Open Market, Inc. We believe that the primary competitive factors in PDM's markets were scalability, product quality, configurability, implementation cost, implementation support, support for multiple product design environments, and completeness of solution, with price being a secondary factor.

Lexical and Linguistic Products

     Until April 23, 1998, we operated a division that sold Lexical and Linguistic products. On April 23, 1998, we sold those assets, including the proofing tools, reference works, and information management tools products as well as all customer and supplier agreements related to the products to Lernout & Hauspie Speech Products, NV ("Lernout & Hauspie"). Lernout & Hauspie specializes in the development of linguistic tools for various purposes, including voice recognition and processing.

     The products of the Lexical and Linguistic operating division included International CorrectSpell/TM/, a spelling correction system; CorrectText/R/. Grammar Correction System, an English grammar correction technology used in word processors; International ProofReader/TM/, a multilingual proofreading system available in 10 languages; and the IntelliScope/R/ family of linguistic search and retrieval tools. Included in the disposition was Level 5 Research, Inc., maker of the Quest database search product, which had been incorporated into the Lexical and Linguistic operating division.

     Lexical and Linguistic products were sold almost exclusively on a direct basis to OEMs to embed in common desktop applications and consumer electronic devices. Prior to the disposition of the Lexical and Linguistic operating division, our OEM sales force sold both Information Exchange (formerly Dynamic Document Exchange) and Lexical and Linguistic products.

Research and Development

     We operated the Lexical and Linguistic operating division in two parts of the software industry: the mature proofing tools and reference works markets that were not as susceptible to rapid technological change as other parts of the industry, and the rapidly changing and evolving linguistic search market. Product development issues in the proofing tools and reference works markets were focused on platform support and currency with European language changes. In the linguistic search market, product development issues were predominantly associated with improving accuracy and speed of retrieval against increasingly large data collections. Overall, the level of development expenditure required for Lexical and Linguistic products was lower than that in our current operating divisions. During the period of our ownership in 1998, we did not make significant investments in new technology initiatives for the Lexical and Linguistic products.

Intellectual Property Rights

     The Lexical and Linguistic operating division obtained, prior to its disposition, a number of patents on its proofing tools and search technologies, and registered copyrights to its products on a regular basis. However, it was our experience that continued improvement of lexical information and ease of implementation were more important to our competitive position than were patents, copyrights, and similar intellectual property rights. The Lexical and Linguistic operating division licensed significant lexical and linguistic content from third party suppliers, and these license agreements were very important to maintaining its competitive position. It was our experience that there were sufficient potential suppliers of such content, alternative sources were generally available, and that the Lexical and Linguistic operating division was not reliant on any particular vendor.

Competition

     During the period of our ownership of the Lexical and Linguistic operating division, the most significant competition came from the internal development capabilities of large OEM customers, such as Microsoft Corporation. We believe that the principal competitive factors in the markets for our Lexical and Linguistic products were price, product quality, ease of implementation, language coverage, and platform support.

Research and Development

     During fiscal years 2000, 1998 and 1997, our expenditures for developing new products and product enhancements were $29,825,000, $24,435,000 and $28,449,000, respectively. These expenditures represented 46%, 41% and 35%, respectively, of total revenues for those periods. Of these amounts, $3,746,000, $4,906,000 and $6,355,000, respectively, were capitalized in accordance with applicable accounting principles and are subject to amortization over subsequent periods. The balance was charged as product development expense.

International Operations

     Our international operations primarily support direct and indirect
distribution of products to corporate and governmental customers.   In
connection with the disposition of the PDM business, and with our restructuring actions in fiscal 2000, we decreased the direct marketing of our products to customers outside the United States. The marketing of products to customers outside the United States increases the risk to our revenues associated with fluctuations of the U.S. dollar in relation to foreign currencies. Such fluctuations could also result in increased operating expenses associated with foreign operations. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional disclosures about foreign currency risk, and Note 15 to the "Notes to Consolidated Financial Statements" for additional information regarding foreign sales.

Marketing, Sales, and Distribution

     Prior to fiscal year 2000, our sales and marketing organization was centrally managed from our headquarters in Boston, Massachusetts. Early in fiscal year 2000, we reorganized the Company into a true divisional structure, with each operating division maintaining its own sales and marketing operations. Each operating unit's sales efforts are conducted through product-specific sales forces.

     During fiscal year 2000, in connection with the disposition of the PDM business and with our restructuring actions, we closed many of our international offices, including our offices in Japan, Canada and Australia. We currently have international sales offices in the United Kingdom, France and Germany. These operations manage sales of our products to end-users directly and through networks of value-added resellers and distributors, as well as to OEMs. Approximately 33% of our revenues during fiscal year 2000 originated with customers outside the United States.

Employees

     As of January 31, 2000, we had 332 employees, including 149 in research and development, 130 in sales and marketing, and 53 in financial and administrative positions.

     We believe that our future success will depend in large part upon our continued ability to recruit and retain highly qualified technical, managerial, and marketing personnel. To date, we have been successful in attracting and retaining skilled employees. None of our employees is represented by a labor union, and we consider our relationship with our employees to be satisfactory.

Item 2.  Property

     Our corporate headquarters is located in Boston, Massachusetts, where we currently lease approximately 42,500 square feet of space. This lease term was scheduled to expire on November 30, 2005. On March 3, 2000, we reached an agreement with our Boston landlord, which terminated our existing lease and provided for a new lease of smaller quarters, comprising 10,741 square feet of space, within the same office building. The new lease is effective May 1, 2000, and the lease term expires in May 2005. The IED business leases approximately 28,230 square feet of space in downtown Chicago, Illinois, with a lease term expiring September 2006. The eBT division leases approximately 44,300 square feet of space in Providence, Rhode Island. This lease has a term expiring in January 2007, and includes options on contiguous space at a fixed rate as well as extension provisions. The IED division formerly leased approximately 15,223 square feet of space in Vancouver, British Columbia, and approximately 5,500 square feet in Kansas City but those leases were terminated in fiscal 2000 in connection with our restructuring actions. We lease an aggregate of approximately 10,695 square feet of office space in Scottsdale, Arizona for the IED division and in Portland, Oregon for the eBT division. In addition, we lease, through our various subsidiaries, office space in the United States and overseas for marketing and sales activities. We do not own any real property.

     We believe that the space currently under lease to us is adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate further physical expansion of our operations and for additional sales offices.

Item 3.  Legal Proceedings

     During February 1999, certain shareholders of Inso filed seven putative class action lawsuits against Inso and certain of Inso's officers and employees in the United States District Court for the District of Massachusetts. The lawsuits were captioned as follows: Michael Abramsky v. Inso Corporation, et al., Civ. Action No. 99-10193; Richard B. Dannenberg v. Inso Corporation, et al., Civ. Action No. 99-10195; Jack Smith v. Inso Corporation et al., Civ. Action No. 99-10208; Chavy Weisz v. Inso Corporation, et al., Civ. Action No. 99-10200; Robert C. Krauser v. Inso Corporation, et al., Civ. Action No. 99-10366; Jean-Marie Larcheveque v. Inso Corporation, et al., Civ. Action No. 99-10299; and Thomas C. McGrath v. Inso Corporation, et al., Civ. Action No. 99-10389. These lawsuits were filed following our announcement on February 1, 1999 that we planned to restate our revenues for the first three quarters of 1998. Each of the complaints asserted claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act. On April 5, 1999, the seven class action lawsuits that were filed against us were consolidated into one lawsuit entitled In Re Inso Corporation, Civil Action No. 99-10193-WGY.

     The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek
unspecified damages.    We believe the claims are subject to meritorious
defenses, which we plan to assert during the lawsuit. On September 29, 1999, we entered into an insurance agreement with a major AAA-rated insurance carrier pursuant to which the insurance carrier assumed complete financial responsibly for the defense and ultimate resolution of the lawsuit. A net charge to our fiscal year 2000 consolidated results of

$13,451,000 was taken in connection with the insurance agreement.

     As soon as we discovered that it could be necessary to restate certain of our financial results for the first three quarters of 1998, we immediately and voluntarily provided this information to the U.S. Securities and Exchange Commission. On June 2, 1999, we were informed that the U.S. Securities and Exchange Commission had issued a Formal Order of Private Investigation in connection with matters relating to Inso's previously announced restatement of its 1998 financial results. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the Formal Order of Private Investigation will not have a material adverse impact on our financial condition and results of operations.

     On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against Inso in the United States Bankruptcy Court for the Western District of New York. The lawsuit is captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-2177. The complaint seeks turnover of purported property of the estates and damages for Inso's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, we filed our Answer and Demand for Jury Trial. Also, on August 19, 1999, we filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted our motion for the purposes of dispositive motions and trial. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

     During February 2000, certain shareholders of Inso filed two putative class action lawsuits against Inso and certain of Inso's officers and employees in the United States District Court for the District of Massachusetts. The lawsuits are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. Both complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

     We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or our results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     James M. Ringrose, who is 47 years old, has been President and Chief Executive Officer of Inso since April 2000. He was President of eBT from May 1999 to April 2000, and was Vice President of Inso Corporation from March 1998 to April 2000. Mr. Ringrose was Vice President of Marketing for the Company from March 1998 to May 1999. Prior to joining Inso, Mr. Ringrose was Director of the IBM/Lotus accounts for Lois Paul and Partners, a strategic communications firm. Prior to that time, Mr. Ringrose served in various senior roles at Banyan Systems of Westborough MA from 1989 until 1995, including Vice President of European Marketing and Director of Corporate Communications.

     Scott D. Norder, who is 34 years old, has been President of IED since May 1999, and has been Vice President of Inso Corporation since January 1997.
Mr. Norder became Vice President and General Manager of Inso Chicago in June 1995. Mr. Norder was Vice President of Engineering for Systems Compatibility Corporation, now Inso Chicago, from April 1991 to June 1995. Prior to that time Mr. Norder held key leadership positions within the development organization of Systems Compatibility Corporation since 1987.

     Robert F. Dudley, who is 47 years old, has been Vice President, Chief Financial Officer and Treasurer since August 2, 1999. Prior to joining Inso, Mr. Dudley was employed for 15 years by Data General Corporation, most recently as Senior Director, Strategic Planning and Business Operations for a worldwide business division, and prior to that as Division Controller, Director of Corporate Profit Planning and Budget Manager.

     Bruce G. Hill, who is 36 years old, was Vice President, General Counsel, and Secretary of Inso from March 1994 until February 1999 and has been Vice President of Business Development since July 1997. Prior to joining Inso,
Mr. Hill had been an associate attorney specializing in corporate and mergers and acquisitions matters at the law firm of Skadden, Arps, Slate, Meagher & Flom in Boston, Massachusetts, from 1988 until March 1994.

     Jonathan P. Levitt, who is 35 years old, has been Vice President and General Counsel of the Company since September 1999, and has been Secretary of the Company since March 1999. Mr. Levitt was Chief Legal Officer of the Company from March 1999 to September 1999, and was Intellectual Property Counsel of the Company from July 1997 to March 1999. Prior to joining Inso, Mr. Levitt was an associate attorney at the Boston law firm of Lucash, Gesmer & Updegrove LLP from September 1994 to July 1997 specializing in computer and intellectual property law. Mr. Levitt was an associate attorney in the business law section of the Boston law firm of Mintz, Levin, Cohn, Ferris, Glovsky & Popeo, P.C. from October 1992 to September 1994.

     Elaine S. Ouellette, who is 42 years old, has been Vice President, Human Resources of the Company since November 1996. Prior to joining the Company, Ms. Ouellette was Director of the Human Resource Services Division at International Data Group, Inc, (IDG) where she worked from October of 1988 until November of 1996. Prior to joining IDG, Ms. Ouellette held various positions in Human Resources at Data General Corporation beginning in 1983. Ms. Ouellette started her career as an associate in executive search and marketing consulting firms.

     Christopher M. Burns, who is 35 years old, will become Vice President, Chief Financial Officer and Treasurer of Inso Corporation upon the effectiveness of Mr. Dudley's resignation from those positions in May, 2000. From April, 1999 through April, 2000, Mr. Burns was Vice President of Operations of Inso's eBusiness Technologies (eBT) division. From July, 1996 through April, 1999,
Mr. Burns was Divisional Controller of Inso Providence Corporation. Prior to joining Inso, Mr. Burns held various senior finance and accounting positions with Electronic Book Technologies, Inc., most recently as controller.

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

                                                                                      Fiscal 2000        Fiscal 1999 (1 month)
                                                                                      -----------        ---------------------
Quarter Ended                                                                      High         Low        High         Low
--------------                                                                     ----         ---        ----         ---
April 30.....................................................................     $10.00      $ 5.56        N/A        N/A
July 31......................................................................       7.75        4.69        N/A        N/A
October 31...................................................................      14.88        4.63        N/A        N/A
January 31...................................................................      42.00       13.25     $27.88     $23.75

                                                                                                             1998
                                                                                                             ----
Quarter Ended                                                                                           High       Low
-------------                                                                                           ----       ---
March 31..........................................................................................     $19.25     $11.13
June 30...........................................................................................      21.63      10.63
September 30......................................................................................      22.25      13.63
December 31.......................................................................................      29.00      15.25

     As of April 13, 2000, Inso's common stock was held by 395 holders of record. Inso has paid no dividends on its common stock since its formation and has no current plans to do so.

Item 6.  Selected Financial Data

Statement of Operations Data

                                                               One Month
                                                               ---------
                                               Year Ended        Ended
                                               ----------        -----
                                               January 31,    January 31,               Years Ended December 31,
                                               -----------    -----------               ------------------------
(In thousands except per share amounts)           2000           1999       1998(1)       1997(1)      1996(1)     1995(1)
---------------------------------------           ----           ----       -------       -------     --------     -------
Net revenues................................      $ 64,680        $ 3,108   $ 60,094     $81,869     $ 70,534     $43,387
Gross profit (loss).........................        42,470           (239)    47,444      72,058       61,362      37,595
Restructuring (loss) expenses (4)...........        11,068              -          -       5,848            -           -
Special charges (4).........................        28,103              -          -           -            -           -
Purchased in-process research and
 development................................             -            500     21,900       6,100       38,700       5,500
Total operating expenses (3)................       115,584          8,805     86,019      73,930       75,439      26,017
Operating (loss) income.....................       (73,114)        (9,044)   (38,575)     (1,872)     (14,077)     11,578
Gain on sale assets, net (2)................        12,212              -     13,289           -            -           -
(Loss) income before provision for income
 taxes......................................       (61,836)        (8,691)   (20,604)      2,504      (11,073)     13,046
Provision for income taxes..................           474              -     (1,035)      2,944       10,207       7,052
Net (loss) income (2,3).....................       (62,310)        (8,691)   (19,569)       (440)     (21,280)      5,994
(Loss) earnings per common share............      $  (3.98)       $ (0.56)  $  (1.30)    $ (0.03)    $  (1.61)    $   .49
(Loss) earnings per common share-assuming
 dilution...................................      $  (3.98)       $ (0.56)  $  (1.30)    $ (0.03)    $  (1.61)    $   .49

Balance Sheet Data

                                                            As of January 31,                     As of December 31,
                                                            -----------------
(In thousands)                                                   2000                1998         1997         1996        1995
--------------                                                   ----                ----         ----         ----        ----
Working capital.....................................            $35,456            $ 42,277     $ 85,558     $ 84,261     $55,460
Deferred income tax benefit, net....................                  -                   -        5,917        4,930       3,847
Total assets........................................             80,589             163,219      138,083      136,272      91,129
Long-term debt......................................                142                 450            -            -           -
Stockholders' equity................................             55,372             109,174      115,478      113,413      75,163

(1) Inso's 1995 results include the operations of Systems Compatibility Corporation since its acquisition on April 1, 1995. Inso's 1996 results include the operations of Electronic Book Technologies, Inc. and ImageMark Software Labs since their acquisition dates of July 16, 1996 and January 9, 1996, respectively. Inso's 1997 results include the operations of Mastersoft, Inc., Level Five Research, Inc., and Henderson Software, Inc. since their acquisition dates of February 6, 1997, April 22, 1997, and November 24, 1997, respectively. Level Five Research, Inc. was subsequently sold on April 23, 1998. Inso's 1998 results include the operations of ViewPort Development AB, MediaBank, Sherpa Systems Corporation, and Venture Labs, Inc. since their acquisitions dates of March 12, 1998, August 28, 1998, December 4, 1998 and December 22, 1998,
     respectively. (See Notes 4 and 5 of "Notes to Consolidated Financial Statements".)

(2) Inso's 1998 results include a gain of $13,289,000 on the sale of Inso's linguistic software net assets to Lernout & Hauspie Speech Products N.V. on April 23, 1998. Inso's fiscal 2000 results include a gain of $14,549,000 on the sale of its Dynatext/DynaWeb stand-alone technical publishing products and its ViewPort browser technology, and a loss of $2,337,000 on the sale of the balance of its PDM Division (See Note 5 of "Notes to Consolidated Financial Statements").

(3) Inso's 1998 results include a charge of $4,000,000 relating to an international distributor relationship (See Note 14 of "Notes to Consolidated Financial Statements"). Inso's fiscal 2000 results include a credit of $3,093,000, relating to a release from the 1998 agreement with the international distributor.

(4) Inso's restructuring charges of $11,068,000 and 5,848,000 in fiscal 2000 and 1997 and the special charge of $28,103,000 in fiscal 2000 are described in Notes 6 and 7 of "Notes to Consolidated Financial Statements".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     We derive our revenues primarily from one-time and annual licenses with corporate, government, and OEM customers and channel-partners; software maintenance fees from site-license agreements with corporate and government customers; one-time fees for direct licenses to consumers; royalties, including initial nonrefundable royalties, from license arrangements with channel-partners and OEMs; and professional service fees for services provided to licensees of our other products. Revenues from site-license agreements generally consist of a one-time license fee based on the number of individual users or servers licensed or to the extent of use of the software by the end user. For each site license agreement, an annual software maintenance fee is calculated based upon a percentage of the applicable license fee. Payment of the maintenance fee permits customers to receive updates and enhancements to the software licensed for the duration of the maintenance agreement. Royalty revenues are earned in one of the following ways: as a percentage of net revenues from product unit sales by licensees that incorporate our products, as a fixed per-unit royalty, or as a regular periodic fee based on estimated shipments or usage over time. Professional service fees may include fees for training, installation, consulting, implementation support, software design and/or development, and customization or modification of licensed software. Service fees are charged based on time and materials or on a fixed fee basis, and are recognized when the service has been provided.

     We generate a significant portion of our revenue from customers outside the United States. Such revenues totaled 33%, 24% and 21% of total net revenue for the years ended January 31, 2000 and December 31, 1998 and 1997, respectively. We expect that the international market will continue to account for a significant portion of our total business. Our export revenues are transacted primarily in U.S. dollars. Therefore, we believe that we are not exposed to significant risk with respect to changing currency exchange rates in connection with our business with international customers. We generally denominate the prices for our corporate and end-user products sold internationally in U.S. dollars. Business with overseas end-users may be subject to greater currency exchange rate risk in the future. (See "Certain Factors that May Affect Future Operating Results.")

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

Percentage of Revenues

                                                                    Year Ended    Month Ended
                                                                    January 31,   January 31    Years Ended December 31
                                                                    -----------   ----------    -----------------------
                                                                      2000           1999         1998           1997
                                                                      ----           ----         ----           ----
Net revenues................................................           100%           100%         100%           100%
Cost of revenues............................................            34            108           21             12

 Gross profit...............................................            66             (8)          79             88
Operating expenses:
 Sales and marketing........................................            38             88           46             29
 Product development........................................            40             81           33             27
 Amortization of intangible assets..........................             7             10            3              2
 General and administrative.................................            33             88           26             18
 Restructuring expenses.....................................            17              -            -              7
 Special charges............................................            44              -            -              -
 Purchased in-process research and development..............             -             16           36              7
Total operating expenses....................................           179            283          144             90
Operating loss..............................................          (113)          (291)         (65)            (2)
 Net investment income......................................             3             11            8              5
 Write-down of investment in Information Please LLC.........            (4)             -            -              -
 Gain on sale of assets.....................................            19              -           22              -
(Loss) income before provision for income taxes.............           (95)          (280)         (35)             3
(Benefit) provision for income taxes........................             1              -           (2)             4
Net loss....................................................           (96)          (280)         (33)            (1)

Year Ended January 31, 2000 Compared to Year Ended December 31, 1998

     Revenues for the year ended January 31, 2000 increased $4,586,000, or 8%, to $64,680,000 compared to $60,094,000 for the year ended December 31, 1998. Total revenues for the year ended January 31, 2000 included $26,096,000 in revenues from our Product Data Management ("PDM") division, which we sold in January, 2000. Total revenues for the year ended December 31, 1998 included revenues of $6,975,000 from our former Lexical and Linguistic operating division, which was sold to Lernout & Hauspie Speech Products N.V. ("Lernout & Hauspie") in April 1998. Excluding the Lexical and Linguistic operating division in 1998 and the PDM division in both years, revenues from our ongoing operations were $38,584,000 for the year ended January 31, 2000, compared to the 1998 revenues of $38,568,000.

     Revenues from the eBusiness Technologies ("eBT") division increased 24% from $9,935,000 in the year ended December 31, 1998 to $12,329,000 in the year ended January 31, 2000. The increase was due primarily to increased sales of the DynaBase product, which was introduced in late 1997. We expect to make continued significant investments in fiscal 2001 in our eBT products, particularly DynaBase and related eBusiness applications.

     Revenues from the Information Exchange ("IED") division decreased by approximately 8% from $28,633,000 in the year ended December 31, 1998 to $26,255,000 in the year ended January 31, 2000. The decline in revenues in the IED division is primarily attributable to lower revenues from the sales of Quick View Plus to corporate customers.

     Gross profit decreased $4,974,000, or 10%, from $47,444,000 for the year ended December 31, 1998 to $42,470,000 for the year ended January 31, 2000. Excluding the gross profit associated with the assets sold to Lernout & Hauspie and the divested PDM division, gross profit decreased $3,475,000, or 11%, from $32,794,000 for the year ended December 31, 1998 to $29,319,000 for the year ended January 31, 2000. The decrease was due primarily to higher amortization expense for capitalized software and acquired license technology associated with the MediaBank product. As the eBT division added professional services personnel, the cost of service revenues increased at a faster rate than the associated revenues, also contributing to the decline. Gross profit as a percentage of revenues, excluding the revenues and gross profit associated with the assets sold to Lernout & Hauspie and the divested PDM division, was 76% for the year ended January 31, 2000, compared to 85% for the year ended December 31, 1998.

     Total operating expenses increased $29,565,000 to $115,584,000 for the year ended January 31, 2000 from $86,019,000 for the year ended December 31, 1998. Included in total operating expenses for the year ended January 31, 2000 were special charges of $28,103,000 and restructuring expenses of $11,068,000. The special charges include expenses for costs relating to the restatement of our 1998 financial results and the associated SEC investigation; costs relating to the write-down of intangible assets and capitalized software costs, substantially all attributable to the PDM division and net premium costs and related expenses for a major insurance carrier to assume financial risk associated with the class action litigation initiated against us in February 1999 (see Notes 7 and 14 to the "Notes to Consolidated Financial Statements"). Restructuring expenses included costs relating to the April and July 1999 charges in connection with the implementation of our new divisional structure (see Note 15 to the "Notes to Consolidated Financial Statements") and our October 1999 restructuring of the PDM division. Additionally, the operating expenses for the year ended January 31, 2000 were reduced by a credit of $3,093,000 to sales and marketing expenses for the termination of a 1998 international distributor agreement, for which an accrual of $4,000,000 was recorded in the prior year. Included in total operating expenses for the year ended December 31, 1998 were acquisition charges of $21,900,000 for certain purchased technology under research and development by Venture Labs, Inc., Sherpa Systems Corporation, MediaBank and ViewPort Development AB, $2,596,000 in operating expenses associated with our former Lexical and Linguistic operating division, which was sold to Lernout & Hauspie, and the charge of $4,000,000 related to the same international distributor agreement under which a credit was
taken in fiscal 2000.   Excluding the aforementioned charges and credit,
operating expenses increased $21,983,000 to $79,506,000 for the year ended January 31, 2000 from $57,523,000 for the year ended December 31, 1998. Acquisitions made in late 1998, primarily in the PDM division, contributed approximately $25,000,000 to this increase, net of cost savings achieved through our restructurings. Additional investments of approximately $5,000,000 in the
eBT division added to the increase.   These increases were partially offset by
$8,000,000 in savings from the July 1999 restructuring of our ongoing operations.

     Sales and marketing expenses consist primarily of salaries, commissions, and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses decreased $2,904,000 to $24,559,000 for the year ended January 31, 2000, from $27,463,000 for the year ended December 31, 1998. Sales and marketing expenses for the year ended January 31, 2000 included a credit of $3,093,000 for the termination of a 1998 international distributor agreement, while the 1998 sales and marketing expenses included a charge of $4,000,000 related to this same distributor. Excluding the fiscal 2000 credit and the 1998 charge noted above and $461,000 in 1998 expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses increased $4,650,000 to $27,652,000 for the year ended January 31, 2000, compared to $23,002,000 for the year ended December 31, 1998. The increase was primarily due to acquisitions made in 1998. Savings from the July 1999 restructuring of ongoing operations offset increased spending in the eBT division relating to additional sales resources and marketing programs.

     Product development costs consist primarily of personnel costs and, to a lesser extent, fees paid for outside software development and consulting services. Product development expenses increased $6,550,000 to $26,079,000 for the year ended January 31, 2000 from $19,529,000 for the year ended December 31, 1998. Excluding $1,572,000 in expenses associated with the assets sold to Lernout & Hauspie, product development expenses increased by $8,122,000 for the year ended January 31, 2000 compared to the year ended December 31, 1998. The increase was due to acquisitions made in 1998, in particular Sherpa Systems Corporation and MediaBank, combined with continued investment in DynaBase. This increase was partially offset by savings resulting from the second quarter restructuring.

     Amortization of intangible assets increased $2,707,000 to $4,248,000 for the year ended January 31, 2000 from $1,541,000 for the year ended December 31, 1998 due to the 1998 acquisitions.

     General and administrative expenses increased $5,941,000 to $21,527,000 for the year ended January 31, 2000 compared to $15,586,000 for the year ended December 31, 1998. Excluding $530,000 in administrative expenses associated with the assets sold to Lernout & Hauspie, general and administrative expenses increased $6,471,000 for the year ended January 31, 2000 compared to the year ended December 31, 1998. The increase in general and administrative expenses was primarily due to additional costs for facilities, insurance and personnel due to the acquisitions made in 1998.

     The Company incurred approximately $500,000 in the first quarter of fiscal 2000 relating to the closure of the Company's Kansas City location, primarily for severance for 11 terminated employees.

     In July 1999, we adopted a plan of restructuring aimed at reducing current operating costs, as well as supporting our new divisional structure. The restructuring plan included a reduction of more than 20% from staff levels at the end of fiscal year 1998, or 105 employees, including 10 executive or management level employees. The plan also included the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also called for a change in focus away from certain products. As a result of the restructuring plan, we recorded an initial charge of $6,234,000, to the fiscal 2000 results. The charge included approximately $2,184,000 of severance for employees in administrative, sales and development positions; $957,000 for the closure and/or combination of domestic and international sales and administrative facilities; $1,739,000 for write-down of capitalized product development costs and intangibles for certain discontinued products; and $1,354,000 for the write-off of leasehold improvements and support assets associated with closed locations. The capitalized product development costs and intangibles were written-down to their estimated future discounted cash flows. Subsequent to the initial recording, net adjustments totaling $156,000 were recorded, increasing the charge to $6,390,000. The adjustments related to severance costs and closure of facilities. As of January 31, 2000, accrued liabilities of approximately $406,000 remained relating to this restructuring charge. The remaining accrual amount is expected to be paid by July 31, 2000 (see Note 6 to the "Notes to Consolidated Financial Statements"). Savings from this plan was approximately $10,000,000 in the fiscal year ended January 31, 2000 and is expected to be $17,000,000 annually.

     In October 1999, we adopted a plan of restructuring aimed at reducing current operating costs in our PDM division. The restructuring plan included a PDM workforce reduction of approximately 40%, or 51 employees, including 9 executive or manager level employees. The plan also included the consolidation of the PDM division's sales, service and support organizations, the consolidation of PDM development facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also called for a change in focus away from certain development activities. Therefore, the charge included a write-down of licensed technology for discontinued development activities to their fair values, based upon their estimated future cash flows. As a result of the restructuring plan, we recorded an initial charge of $4,290,000 to the fiscal 2000 results. The charge included approximately $1,030,000 of severance for employees in administrative, sales and development positions; $690,000 for the consolidation of sales, service and support organizations and development facilities; $1,923,000 for the write-down of licensed technology for discontinued development activities; and $647,000 for the write-off of leasehold improvements and support assets associated with closed locations. Subsequent to the initial recording, net adjustments totaling $92,000 were recorded, reducing the charge to $4,198,000. The adjustments related to severance costs and closure of facilities, as well as revisions to the write-off of the support assets. As of January 31, 2000, accrued liabilities of approximately $630,000 remained relating to this restructuring charge. The remaining accrual amount is expected to be paid by July 31, 2000 (see Note 6 to the "Notes to Consolidated Financial Statements").

     For the year ended January 31, 2000, the Company incurred $28,103,000 of special charges. Included in the special charges were $1,527,000 in professional fees incurred in connection with the restatement of the Company's results for the first nine months of 1998. These professional fees were for the Company's investigation of the circumstances surrounding certain transactions leading to the restatement and for the formal investigation initiated by the Securities and Exchange Commission following the restatement. Also related to the restatement were $13,451,000 of net premium costs and related professional advisory fees for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999, as well as $2,320,000 of severance costs for certain employees who were terminated or resigned. Additionally, approximately $10,805,000 of the special charges related to the write-down of intangible assets and capitalized software costs, substantially all attributable to the Company's PDM division, to their estimated fair values, determined based upon estimated future cash flows. In connection with the Company's restructure and subsequent plan to divest of the PDM division, the intangible assets recorded at the time of acquisition were reevaluated. In connection with the future plans and the anticipated future cash flows of the business, the intangible assets were written down to their net realizable values, as determined from estimated proceeds to be received upon a sale of the business.

     On January 5, 2000, we sold the remaining interest in our PDM Division for $6,000,000 in cash plus assumption of liabilities, subject to adjustment based on the net worth of the business at the closing. The sale transaction was in the form of a stock purchase by Structural Dynamics Research Corporation ("SDRC") of all of the outstanding stock of our subsidiaries Sherpa Systems Corporation and Inso France Development S.A. We received proceeds on this sale of $5,000,000 in cash at the time of the closing, and $1,000,000 was placed in a supplemental closing fund to be paid no later than 90 days after the first anniversary of the closing date. The net worth of the business, as calculated on the closing balance sheet, is expected to result in an additional payment from SDRC of approximately $4,000,000, which we anticipate receiving in the first half of fiscal 2001. The sale to SDRC along with the sale in October 1999 of the DynaText/DynaWeb and ViewPort browser technologies to Enigma completed the disposition of our PDM segment.

     On October 29, 1999, we sold our DynaText/DynaWeb stand-alone technical document publishing component of our PDM Division, along with our ViewPort browser technology assets, for $14,750,000. The transaction was in the form of a stock purchase. We received proceeds on this sale of $9,000,000 in cash and $5,750,000 in the form of a promissory note, due and payable by April 30, 2000. We received payment of $4,500,000 on the promissory note in January, 2000. The final payment of the note is subject to final closing adjustments. The balance due has been deposited into an interest bearing escrow account, pending determination of the final closing adjustments. The total of any adjustments is not expected to be material, and we believe that the escrow fund will be distributed in the first half of fiscal 2001.

     As a result of the net operating losses incurred in fiscal 2000, and after evaluating the Company's anticipated performance over its normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets. The 1998 reported tax benefit was the result of net operating loss carrybacks available from taxes paid in prior years. In 1998, the net operating loss carryforwards and other deferred tax assets in excess of deferred tax liabilities were also fully reserved through a valuation allowance.

     Excluding the restructuring expenses of $11,068,000, or $0.71 per share, the special charges of $28,103,000 or $1.79 per share, the sales and marketing credit of $3,093,000, or $0.20 per share for the termination of a 1998 international distributor agreement, the gain on sale of the Company's DynaText/DynaWeb stand-alone technical document products of $14,549,000, or $0.93 per share, the write-down of the Company's investment in Information Please LLC of $2,655,000, or $0.17 per share, and the loss on the sale of the PDM Division of $2,337,000, or $0.15 per share, net loss and net loss per share for the year ended January 31, 2000 would have been $35,789,000, or $2.28 per share, respectively. Excluding the gain on the sale of the linguistic software net assets of $13,289,000, or $0.88 per share, the sales and marketing charge of $4,000,000, or $0.27 per share, and the charge for purchased in-process research and development of $21,900,000, or $1.45 per share, net loss and net loss per share for the year ended December 31, 1998 would have been $6,958,000, or $0.46 per share.

Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

     Revenues for 1998 decreased $21,775,000, or 27%, to $60,094,000 compared to $81,869,000 for 1997. On April 23, 1998, we sold our linguistic software assets to Lernout & Hauspie for $19,500,000, plus an additional amount for certain receivables net of certain liabilities. Excluding the revenues associated with the assets sold to Lernout & Hauspie, net revenues increased approximately 11% to $53,116,000 for 1998 compared to $47,818,000 for 1997. Excluding the revenues associated with the assets sold to Lernout & Hauspie, revenues from direct and indirect product licenses to corporations and other end-users represented approximately 42% of the revenue total for 1998. Of the total revenues in 1998, approximately 11% were revenues from the acquisitions of Sherpa Systems Corporation, Paradigm Development Corporation, MediaBank, and ViewPort Development AB. Net revenues declined in 1998 over 1997 also as a result of an increase of $2,147,000 in returns, refunds, and allowances. Revenues from product licenses in 1998 decreased $24,902,000, or 32%, to $51,758,000 compared to $76,660,000 for 1997. The decline was mainly due to the sale of our linguistic assets to Lernout and Hauspie as noted above as well as a decline in revenue from our IED operating segment. Service revenues in 1998 increased $3,127,000, or 60%, to $8,336,000 compared to $5,209,000 for 1997. The increase was mainly due to an increase in maintenance support and consulting sold with our product offerings as well as added service revenues from the acquisition of the PDM segment in December 1998.

     Revenues from the IED (formerly DDE) segment declined by approximately 9% from $31,362,000 in 1997 to $28,585,000 in 1998. The decline was mainly due to lower sales of Quick View Plus as we exited our retail business and experienced lower volume with corporate customers. Revenues from the Electronic Publishing Solutions and PDM segments increased 49% from $16,441,000 in 1997 to $24,557,000 in 1998. The increase was primarily related to our DynaBase product that was launched at the end of 1997 as well as the addition of the PDM products in December 1998. Revenues from the Lexical and Linguistic segment declined by $27,114,000 from $34,066,000 in 1997 to $6,952,000 in 1998 as a result of the sale to Lernout & Hauspie mentioned above.

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

     Total operating expenses increased $12,089,000 to $86,019,000 for 1998 from $73,930,000 for 1997. Included in the total operating expenses for 1998 were acquisition charges of $21,900,000 for certain purchased technology under research and development by Sherpa Systems Corporation, Paradigm Development Corporation, the MediaBank media asset management system and ViewPort Development AB at the time of the 1998 acquisitions. Included in total operating expenses for 1997 were acquisition charges of $6,100,000 for certain purchased technology under research and development by Level Five Research, Inc., Henderson Software, Inc. and Mastersoft products and technologies at the time of the 1997 acquisitions and restructuring expenses of $5,848,000 relating to our Information Products and certain of the Information Management Tools product lines. Excluding the 1998 and 1997 aforementioned special charges as well as the operating expenses associated with the assets sold to Lernout & Hauspie, operating expenses increased $10,137,000, or 20%, to $61,556,000 for 1998 compared to $51,419,000 for 1997.

     Sales and marketing expenses consist primarily of salaries, commissions, and bonuses for sales and marketing personnel and promotional expenses. Sales and marketing expenses increased $3,915,000, or 17%, to $27,463,000 for 1998 from $23,548,000 for 1997. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses increased $4,516,000, or 20%, for 1998 compared to 1997. The increase was primarily the result of costs relating to the reorganization of the sales and marketing departments as well as a charge of $4,000,000 related to an international distributor. During 1998, we entered into an international distribution agreement that provided the distributor with guaranteed levels of net receipts, as defined by the agreement, of $2,000,000 for each year ended December 31, 1999 and 2000. As of December 31, 1998, we believed that the distributor would not be able to achieve defined net receipts in either year. Therefore, the Company recorded a charge to sales and marketing expenses of $4,000,000. Excluding the sales and marketing expenses associated with the assets sold to Lernout & Hauspie, sales and marketing expenses were 51% of revenues for 1998 compared to 47% for 1997. The increase in sales and marketing expenses as a percentage of revenues was primarily due to the aforementioned distributor charge.

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

     Excluding the $13,289,000, or $0.85 per share, gain on sale of the assets sold to Lernout & Hauspie, the $21,900,000, or $1.43 per share, write-off related to the Paradigm Development Corporation, Sherpa Systems Corporation, MediaBank, and ViewPort Development AB in-process research and development charges, and the sales and marketing charge of $4,000,000, or $0.27 per share, net loss and loss per share for 1998 would have been $6,958,000, or $0.46 per share, respectively. Excluding the 1997 $6,100,000, or $0.43 per share, Level Five Research, Inc., Henderson Software, Inc., and Mastersoft products and technologies purchased in process research and development charge and restructuring expenses of $3,684,000, net of income taxes, or $0.26 per share, relating to our Information Products and certain of our Information Management Tools products, net income and earnings per share for 1997 would have been $9,344,000 and $0.64 respectively.

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

Liquidity and Capital Resources

     Our operating activities used cash of $34,473,000 for the year ended January 31, 2000, compared to providing cash of $2,614,000 and $19,413,000 for the years ended December 31, 1998 and 1997, respectively. The decreased contribution from operating activities of $37,087,000 from the 1998 calendar year to the 2000 fiscal year was due principally to the increased operating loss in the year ended January 31, 2000 compared to year ended December 31, 1998. Significant factors in this lower level of earnings were the net payment for the insurance agreement with a major AAA-rated insurance carrier, pursuant to which the insurance carrier assumed financial responsibly for the defense and ultimate resolution of the securities class action suits filed in February 1999 (See Note 14 to the "Notes to Consolidated Financial Statements") and the charges related to the fiscal 2000 restructuring actions and other special charges. Also contributing to the decreased cash from operations was the payment for the termination of a 1998 international distributor agreement (see Note 14 to the "Notes to Consolidated Financial Statements"). The decreased contribution from operating activities of $16,799,000 from 1998 to 1997 was primarily due to the overall lower level of earnings in 1998, partially offset by increased collections of accounts receivable in 1998. Cash flows used in fiscal 2000 operating activities, excluding the effects of the restructuring expenses, special charges and payments for the termination of a 1998 international distributor agreement were approximately $12,100,000.

     Our investing activities provided cash of $44,719,000 for the year ended January 31, 2000 compared to using cash of $20,724,000 and $36,886,000 for the years ended December 31, 1998 and 1997. The increased contribution of $65,443,000 in fiscal 2000 compared to 1998 was due to an increase in the net proceeds from sales of marketable securities of $27,348,000 and a decrease in payments of $37,868,000 relating to acquisitions. In fiscal 2000, we paid $5,685,000 for certain expenses accrued in connection with the 1998 acquisitions, including $3,000,000 related to the renegotiation of the warrants originally issued in connection with the acquisition of Sherpa Systems Corporation (see Note 4 to the "Notes to Consolidated Financial Statements"). There were no new acquisitions in fiscal 2000. Proceeds received from dispositions related to the fiscal 2000 sales of the DynaText product line and the PDM division totaled $18,066,000 in the year ended January 31, 2000, compared to $19,853,000 received in 1998 from the sale of our linguistics software assets. The improvement in cash from investing activities of $16,162,000 from 1997 to 1998 was primarily due to the 1998 proceeds of $19,853,000 received from Lernout & Hauspie for the sale of our linguistic software assets, a decrease in capitalized product development costs of $1,449,000, and an increase in cash available from net sales of marketable securities of $25,863,000 offset by an increase in acquisition activity of $33,208,000. The 1998 acquisitions of Paradigm Development Corporation, Sherpa Systems Corporation, MediaBank, and ViewPort Development AB were all paid for using available cash. The investing activity in 1998 also included the payment of $1,467,000 to the former principal stockholder of Electronic Book Technologies, Inc., under the original terms of the agreement.

     Our financing activities provided cash of $11,645,000 for the year ended January 31, 2000 compared to $9,100,000 and $1,705,000 for the years ended December 31, 1998 and 1997, respectively. The increase in fiscal 2000 over 1998 totaled $2,545,000, and related primarily to the one time payment in 1998 of $3,784,000 in indebtedness assumed in connection with the acquisitions of Sherpa Systems Corporation and Venture Labs, Inc., combined with $1,003,000 in payments on capital leases in the year ended January 31, 2000. The majority of capital leases were related to Sherpa Systems Corporation assets, which were sold in the January 5, 2000 divestiture of the PDM division. The increase in cash from financing activities from 1997 to 1998 relates to an increase in the proceeds received from stock option exercises and proceeds from repayment of notes receivable underlying stock purchase agreements, partially offset by the December 1998 one time payment of $3,784,000 of indebtedness assumed during the acquisitions of Sherpa Systems Corporation and Venture Labs, Inc.

     As of January 31, 2000, we had working capital of $35,456,000. Total cash, cash equivalents, and marketable securities at January 31, 2000 were $36,010,000. Due to the restructuring actions taken in fiscal 2000, the disposition of the PDM division, and our planned corporate reorganization announced on April 11, 2000, (see below), we anticipate that cash used in operations in fiscal 2001 should be substantially lower than in fiscal 2000. We believe that funds available and funds receivable from the recent sale of assets will be sufficient to finance our operations through the foreseeable future.

     On April 11, 2000, the Company announced that as part of its review of strategic alternatives, which began in February 2000, the Board of Directors determined that the most appropriate means to enhance shareholder value is for the Company to remain independent and to focus all of its energies on its DynaBase dynamic Web publishing system. As a result, the Company will pursue the divestiture of its other assets, including the Information Exchange Division.

     In line with this decision, the Company will immediately begin a corporate reorganization designed to concentrate its operations in the DynaBase business, which is a part of the eBusiness Technologies ("eBT") division. As part of this management reorganization, the Company will close its headquarters in Boston during May and will consolidate all corporate functions in Providence at eBT's current offices. As a result, the majority of the Boston-based corporate personnel will leave the Company in May, with a small number of personnel relocating to Providence.

     The Company's Board of Directors has determined that the Information Exchange Division should be separated from the DynaBase business. Accordingly, the Company is seeking acquirers for IED, which will be operated separately pending such a transaction.

     While we expect to incur costs to close our Boston headquarters, relocate certain personnel and incur severance costs for the departure of certain corporate personnel, we anticipate that the planned actions as a result of the announced corporate reorganization will reduce the cash requirements to operate our business over the next year. Furthermore, proceeds from the potential sale of the IED division are expected to exceed the forecasted operating cash flows of this division in fiscal 2001.

     The December 1998 acquisition of Sherpa Systems Corporation included estimated costs of approximately $5,800,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the acquisition. During fiscal 2000, we reevaluated the estimated severance costs relating to the elimination of excess and duplicative activities as well as costs associated with certain contractual obligations, which existed at the time of the acquisition, and reduced the related severance cost accrual and goodwill by approximately $3,629,000. In fiscal 2000, payments against the accrual totaled $1,635,000 for employee severance related to elimination of duplicate functions, $400,000 for professional fees consisting principally of appraisal, legal and accounting fees, and $39,000 for other out of pocket expenses related to the acquisition. As of January 31, 2000, there was no remaining liability for such costs.

     On September 29, 1999, we entered into an insurance agreement with a major AAA-rated insurance carrier pursuant to which the insurance carrier assumed complete financial responsibility for the defense and ultimate resolution of the securities class action suits, which were brought against us in February 1999. In connection with this agreement, a net charge of $13,451,000 was recorded in special charges in the accompanying consolidated statement of operations.

     On June 2, 1999, we were informed that the United States Securities and Exchange Commission has issued a Formal Order of Private Investigation in connection with matters relating to the previously announced restatement of our 1998 financial results. We are cooperating with the Securities and Exchange Commission. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the investigation will not have a material adverse impact on our financial condition and results of operations. Additionally, while it is not feasible to predict the total costs, we expect to continue to incur further professional fees with respect to the Formal Order of Private Investigation.

     On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against Inso in the United States Bankruptcy Court for the Western District of New York. The lawsuit is captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-2177. The complaint seeks turnover of purported property of the estates and damages for Inso's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, we filed our Answer and Demand for Jury Trial. Also, on August 19, 1999, we filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted our motion for the purposes of dispositive motions and trial. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

     During February 2000, certain shareholders of Inso filed two putative class action lawsuits against Inso and certain of Inso's officers and employees in the United States District Court for the District of Massachusetts. The lawsuits are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. Both complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

     In November 1998, the Board of Directors approved a change in our fiscal year to February 1 through January 31, effective for the twelve-month period ending January 31, 2000. Through December 31, 1998, we reported results on a calendar year basis.

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, as amended by Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" (collectively SFAS 133) effective for fiscal years beginning after June 15, 2000. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

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

Acquired In-Process Research and Development

     The Company's January 1999 and calendar year 1998 acquisitions included certain material purchased in-process research and development charges for Venture Labs, Inc., Sherpa Systems Corporation, and MediaBank totaling $22,400,000. These amounts were expensed as non-recurring charges on the respective acquisition dates as the acquired technology had not yet reached technological feasibility and therefore had no alternative future uses. At the time of the acquisitions, the Company engaged an independent appraiser to estimate the fair market value of the assets acquired, to serve as a basis for the allocation of the purchase price.

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

AIS Software S.A.

     The primary purchased in-process technology acquired in the AIS acquisition was the DualPrism Web distribution technology. This is a flexible server-based publishing technology that allows data stored in a number of possible repositories, file systems, relational databases and object databases, to be served dynamically to a standard World Wide Web browser. The Company estimates that this project was 80% completed at the time of the acquisition. The nature of the efforts required to develop the purchased in-process technology into commercially viable products was substantially completed during fiscal 2000, and AIS Software S.A. was subsequently sold as part of the January 2000 disposition of the PDM division.

Venture Labs, Inc.

     The primary purchased in-process technologies acquired in the Venture Labs, Inc. acquisition consisted of the Java filtering and viewing projects. The Company estimates that the projects were between 75% and 85% complete at the date of the Venture Labs, Inc. acquisition. As of January 31, 2000, the nature of the efforts required to develop the purchased in-process technology into commercially viable products was substantially completed.

Sherpa Systems Corporation

     The primary purchased in-process technology acquired in the Sherpa Systems Corporation acquisition was the SherpaWorks Version 3 product. This technology was designed to implement a three-tier architecture, which will provide out-of-the-box, configurable Product Data Management systems that are easy to use and that support open standards-based interfaces. The Company estimated that this project was approximately 85% complete at the date of the Sherpa acquisition. The Company stopped development of SherpaWorks 3.0 in the third quarter of fiscal 2000, given management's plans to divest of the PDM division, and Sherpa Systems Corporation was subsequently sold as part of the January 2000 disposition of the PDM division.

MediaBank

     The primary purchased in-process technologies acquired in the MediaBank acquisition consisted of the new digital asset management products, which were divided into two projects. The first project was a media asset management technology that provides support for standard query language (SQL) databases, such as Oracle 7 and Microsoft's SQL Server. In addition, this project also provides server capabilities that allow users to manage and retrieve assets stored in the asset management systems through a standard Web browser. The Company estimates that this project was 85% complete at the time of the MediaBank acquisition. As of January 31, 2000, the nature of the efforts required to develop the first project into commercially viable products was substantially completed.

     The second project provides content management capabilities based on the contents of text embedded in popular text formats that are stored in the database. In addition, the second project provides support for DB2, a popular relational database developed by IBM, and IBM's Content Manager (formerly Digital Library) product. The Company estimates that this project was 30% complete at the time of the MediaBank acquisition. As of January 31, 2000, the nature of the efforts required to develop this project into commercially viable products was substantially completed.

Year 2000

General

     Many components of computers and the programs that run on them were designed with attention to only the last two digits of the calendar year. Any equipment or program recognizing only two digits may recognize a date using 00 as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue created risk for us from unforeseen problems in our products or our own computer systems and from third parties with whom we transact business worldwide.

     Prior to December 31, 1999, we commenced and completed a phased Year 2000 Compliance Plan (the "Plan") which addressed the software we license and all software on which we depend, the hardware, operating systems and software on which we run our business and the third-party services on which we also depend. The costs were not material to our operations and total costs of implementing the Plan were not material to our fiscal year 2000 results.

     All of our hardware and software systems successfully transitioned to the year 2000. We have not experienced any significant problems as a result of the Year 2000 issue with our own systems or those of our vendors. However, the potential still exists for a non-compliant system, either internally or at a vendor, to malfunction due to Year 2000 issues and cause a disruption to our business. Due to the uncertain nature of this issue, we can not determine at this time whether the consequences of a potential Year 2000 failure will have a material impact on our results of operations and financial condition. We believe that, with the successful transition to the Year 2000, the possibility of significant interruptions of normal operations should be minimal.

Inso Products

     Our products that we have continued to license in the Year 2000 were tested for Year 2000 compliance. Additionally, prior to December 31, 1999, we completed our assessment of the products that we license as components of
products that we sell.   Our current products are not considered date dependent.
Some of our customers use products or product versions that we did not test, and do not support, for Year 2000 compliance. We have encouraged these customers to migrate to current products or versions that meet our Year 2000 compliance definition. In addition, we have not tested any of our custom code for Year 2000 compliance. Although Year 2000 problems may not become evident until long after January 1, 2000, we do not expect significant Year 2000 related business disruptions in the future.

     The costs of these efforts have not been material, however, there can be no assurances that we will not incur future material costs related to the Year 2000 issue.

Inso Internal Systems, Facilities and External Vendors

     We contacted all mission critical utility and facilities vendors on which we depend. These vendors provided us with compliance statements certifying that they would be year 2000 compliant by the end of calendar 1999. Despite our investigations of the Year 2000 issue, it is possible that those certifications as well as the other representations we have obtained could be erroneous. The cost of this effort and the projected completion costs have not been material. However, we may experience future material unanticipated problems and costs by undetected errors of technology used in our internal IT and non-IT systems.

     We will continue to monitor our critical computer applications, and those of our vendors, to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Certain Factors that May Affect Future Operating Results

     We intend to substantially increase our sales and marketing organization,
especially in the eBT division.   This could burden our level of sales and
marketing expenditures relative to revenues, which could lower our operating margins in future periods.

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

     We operate in highly competitive markets. The eBT division's market tends to be dominated by companies such as Vignette, Broadvision and Interwoven, which have substantially greater development, marketing, sales and financial resources than we do. Because of our limited resources, in order to compete with these companies it is likely that we will be required to enter into relationships or agreements with systems integrators and other distribution partners. The failure to create and foster such relationships could jeopardize our ability to compete in these markets.

     We have invested significant development resources in products utilizing standards-based publishing formats, such as XML, and we intend to invest significant resources in technologies and standards for the mobile and wireless market. Should large numbers of customers and potential customers not ultimately adopt such formats and standards, it is possible that there may be a limited market for the products we are currently developing, which could have an adverse impact on future revenues and operating results.

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

     As was the case in 1998, it is possible that certain of the major operating system developers, including Microsoft and Symbian, may add features and functionality to such operating systems that may compete with our products or with those of our other OEM customers. The concentration of the market for operating systems makes it difficult or impossible for us or our other OEM customers to compete on a price basis because purchasers of operating systems would be required to purchase products as part of the operating system that compete with our products. In addition, certain OEM customers, such as Microsoft, may choose to internally develop products that compete with our products in order to reduce their costs.

     We have relied on acquisitions to create growth and provide new technologies. The majority of our revenues in fiscal 2000 were derived from businesses that were acquired by us during 1995 or thereafter, and it is anticipated that all our revenues will come from such acquired businesses in fiscal 2001. As a result of recent adverse trends in the price of our common stock, it may be more difficult for us to engage in acquisitions in the future, which could slow our revenue growth. In addition, there is no assurance that we will be able to integrate and manage successfully businesses or assets that we have acquired or may acquire in the future. If our management is unable to manage such acquisitions effectively, the quality of our products; our ability to identify, hire, and retain key personnel; and the results of operations could be materially adversely affected.

     During February 2000, certain shareholders of Inso filed two putative class action lawsuits against Inso and certain of Inso's officers and employees in the United States District Court for the District of Massachusetts. While we believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit, we cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

     We intend to increase the marketing of our products directly to customers
outside the United States.   The marketing of products directly to customers
outside the United States increases the risk to our revenues associated with fluctuations of the U.S. dollar in relation to foreign currencies. Such fluctuations could also result in increased operating expenses associated with foreign operations.

     Our business could be harmed if the growth of the Internet does not
continue.   To the extent that businesses do not continue to adopt the Internet as critical to their future plans, we may experience difficulty expanding our customer base. Further, the growth of the Internet as a medium for business requires the acceptance and adoption of new paradigms for operating traditional businesses, and we cannot be certain that this will occur as rapidly or completely as we hope. Many companies have already invested substantial resources in other means of conducting commerce and exchanging information, and they may be unwilling to quickly move to Internet-based strategies to achieve these objectives.

     Even with substantial Internet growth, it is possible that the existing and future Internet infrastructure may not be able to support the additional demands placed upon it. This could lead to delays in implementation of Internet-based technologies, including those we market.

     Future legislation or regulations could be enacted that directly or indirectly impact our ability to market our products, especially in the area of Internet commerce. It is impossible to predict if or how any future legislation or regulations would impact the Internet and our business.

Recent Developments

     See Item 1. Business - Recent Developments for a discussion of Inso's April 11, 2000 press release concerning the Board of Director's strategic decision to immediately begin a corporate reorganization designed to concentrate all of its operations in Inso's DynaBase business that is a part of the eBT division.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Inso is exposed to the impact of interest rate and foreign currency fluctuations. Our cash equivalents and available for sale investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. We manage the exposure to financial market risk by performing ongoing evaluations of our investment portfolio and investing in short-term investment grade corporate securities, United States agency bonds, and asset backed securities. In addition, we do not use investments for trading or other speculative purposes. We have performed a sensitivity analysis assuming a hypothetical 10% adverse fluctuation in interest rates. As of January 31, 2000, the analysis indicated that the change in interest income would not have a material adverse effect on our financial position or results of operations. Additionally, the carrying value of our investments approximates the fair value and therefore the impact of a fluctuation in interest rates to the carrying value is not material to our financial position or results of operations. However, actual interest income and gains and losses in the future may differ materially from our analysis.

     We transact business in various foreign currencies, primarily in certain European countries, Japan and Australia, and therefore are subject to exposure from movements in foreign currency exchange rates. We primarily license our technology in U.S. dollars but operating expenses are denominated in the local currency. For fiscal 2000, we do not believe we had significant exposure associated with movements in foreign currency exchange rates. We will evaluate the exposures going forward and will implement the appropriate risk management procedures as deemed necessary.

     We had certain forward exchange contracts (primarily British Pounds Sterling, German Marks, Italian Lira, French Francs, and Swiss Francs), which matured in January 1999, with a notional amount outstanding of approximately $2,820,000. The estimated unrealized gains and losses for these forward exchange contracts were not material to our results of operations or financial position for fiscal 2000. We did not renew these contracts.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                      Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information required to be furnished pursuant to this item is set forth under the caption "Executive Officers of the Registrant" in Part I hereof and under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement ("Proxy Statement"), to be furnished to stockholders in connection with the solicitation of proxies for use at the June 1, 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal 2000

          We filed two (2) reports on Form 8-K during the quarter ended January 31, 2000.

          (i) Current Report on Form 8-K dated October 29, 1999, reporting under Item 2. (Acquisition or Disposition of Assets) the sale of the Company's DynaText/DynaWeb stand-alone technical document publishing component of its Product Data Management Division, along with its ViewPort browser technology assets, which was filed with the Securities and Exchange Commission on November 15, 1999.

          (ii) Current Report on Form 8-K dated January 5, 2000, reporting under
               Item 2. (Acquisition or Disposition of Assets), the sale of the remaining interest in the Company's Product Data Management ("PDM") Division, which was filed with the Securities and Exchange Commission on January 19, 2000.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Inso Corporation
                                                    Registrant
                                                    ----------

                                          /s/ James M. Ringrose
                                          ______________________________________
Date: April 19, 2000                                 James M. Ringrose
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      /s/ Robert F. Dudley
                                      ------------------------------------------
Date: April 19, 2000                            Robert F. Dudley
                                      Vice President and Chief Financial Officer
                                            (Chief Accounting Officer)

                                      /s/ Joseph A. Baute
                                      ------------------------------------------
Date: April 19, 2000                          Joseph A. Baute, Director

                                      /s/ Samuel H. Fuller
                                      ------------------------------------------
Date: April 19, 2000                          Samuel H. Fuller, Director

                                      /s/ Stephen O. Jaeger
                                      ------------------------------------------
Date: April 19, 2000                              Stephen O. Jaeger
                                                Chairman and Director

                                      /s/ Joanna T. Lau
                                      ------------------------------------------
Date: April 19, 2000                          Joanna T. Lau, Director

                                      /s/ Edward Terino
                                      ------------------------------------------
Date: April 19, 2000                           Edward Terino, Director

                                      /s/ William J. Wisneski
                                      ------------------------------------------
Date: April 19, 2000                        William J. Wisneski, Director

Item 14(a). Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                                                                Page
                                                                                                                ----
Report of Independent Auditors...............................................................................    30
Consolidated Balance Sheets at January 31, 2000 and December 31, 1998........................................    31
Consolidated Statements of Operations for the years ended January 31, 2000, December 31, 1998 and 1997,
and the one month ended January 31, 1999.....................................................................    32
Consolidated Statements of Cash Flows for the years ended January 31, 2000, December 31, 1998 and 1997,
and the one month ended January 31, 1999.....................................................................    33
Consolidated Statements of Stockholders' Equity for the year ended January 31, 2000, the one month ended
 January 31, 1999 and the years ended December 31, 1998 and 1997.............................................    34
Notes to Consolidated Financial Statements...................................................................    35
Schedule for the years ended January 31, 2000, December 31, 1998 and 1997, and the one month ended
 January 31, 1999:
 Schedule II Valuation and Qualifying Accounts...............................................................    59

     All other schedules have been omitted since the required information is not present, or the amounts are not sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements.

Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Stockholders
Inso Corporation

     We have audited the accompanying consolidated balance sheets of Inso Corporation as of January 31, 2000 and December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended January 31, 2000, December 31, 1998 and 1997, and the one month ended January 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inso Corporation at January 31, 2000 and December 31, 1998, and the consolidated results of its operations and its cash flows for each of the three years ended January 31, 2000, December 31, 1998 and 1997, and the one month ended
January 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 6, 2000, except for Note 16, as to which the date is April 11, 2000

                               INSO CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    JANUARY 31, 2000 and DECEMBER 31, 1998
                     (In thousands, except share amounts)

                                                                                                    January 31,   December 31,
                                                                                                       2000           1998
                                                                                                       ----           ----
                               ASSETS
                               ------
Current assets:
   Cash and cash equivalents                                                                       $  31,408       $  9,502
   Marketable securities                                                                               4,602         44,555
   Restricted marketable securities                                                                        -          6,526
   Accounts receivable, net of allowances of $3,139 and $4,106
       in 2000 and 1998, respectively                                                                 14,469         27,588
   Receivables from asset sales                                                                        5,723              -
   Prepaid expenses and other current assets                                                           2,719          5,223
                                                                                                   ---------       --------
        Total current assets                                                                          58,921         93,394
Property and equipment, net                                                                            5,034          9,865
Product development costs, net of accumulated amortization of $11,375,
       and $9,589 in 2000 and 1998, respectively                                                      10,402         21,322
Excess of costs over net assets acquired, net of accumulated amortization of
       $4,628 and $3,013 in 2000 and 1998, respectively                                                2,055         19,891
Other intangible assets, net of accumulated amortization of $1,860 and
       $4,605 in 2000 and 1998, respectively                                                           1,005         10,783
Long-term accounts receivable                                                                            877          2,901
Licensed technology and advances, net                                                                  2,295          2,408
Investment in Information Please LLC                                                                       -          2,655
                                                                                                   ---------       --------
TOTAL ASSETS                                                                                       $  80,589       $163,219
                                                                                                   =========       ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
   Accounts payable                                                                                $   1,295       $  2,207
   Accrued liabilities                                                                                 8,910          9,771
   Accrued salaries, commissions and bonuses                                                           4,924          6,444
   Acquisition related liabilities (including in 1998, $7,282 due to Sherpa                                -         16,551
       selling shareholders)
   Unearned revenue                                                                                    8,205         13,542
   Royalties payable                                                                                      56          1,615
   Capital leases, current portion                                                                        75            987
                                                                                                   ---------       --------
      Total current liabilities                                                                       23,465         51,117
Other liabilities, long term                                                                           1,093              -
Unearned revenue, non-current portion                                                                    517          2,478
Capital leases, non-current portion                                                                      142            450
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
   Common stock, $.01 par value; 50,000,000 shares authorized; 16,588,773 and
      15,506,640 shares issued at January 31, 2000 and December 31, 1998, respectively
   Common stock                                                                                          165            155
   Capital in excess of par value                                                                    156,098        140,130
   Accumulated deficit                                                                              (100,633)       (29,632)
                                                                                                   ---------       --------
                                                                                                      55,630        110,653
   Unamortized value of restricted shares                                                                  -           (116)
   Notes receivable from stock purchase agreements                                                      (200)        (1,305)
   Treasury stock, at cost, 5,075 shares in 2000 and 1998                                                (58)           (58)
                                                                                                   ---------       --------
        Total stockholders' equity                                                                    55,372        109,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $  80,589       $163,219
                                                                                                   =========       ========

         See accompanying Notes to Consolidated Financial Statements.

                               INSO CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED JANUARY 31, 2000, DECEMBER 31, 1998 and 1997
                   AND THE ONE MONTH ENDED JANUARY 31, 1999
                   (In thousands, except per share amounts)

                                                                   Year Ended         One Month Ended
                                                                   January 31,          January 31,     Years Ended December 31,
                                                                     2000                 1999           1998             1997
                                                                     ----                 ----           ----             ----
Revenues:
   Product licenses                                                $ 40,781             $ 1,819       $ 51,758          $76,660
   Service                                                           23,899               1,289          8,336            5,209
                                                                   --------             -------       --------          -------
   Total revenues                                                    64,680               3,108         60,094           81,869

Cost of revenues:
   Cost of product licenses                                          10,262               2,332          9,362            7,950
   Cost of service                                                   11,948               1,015          3,288            1,861
                                                                   --------             -------       --------          -------
   Total cost of revenues                                            22,210               3,347         12,650            9,811
                                                                   --------             -------       --------          -------
Gross profit (loss)                                                  42,470                (239)        47,444           72,058
Operating expenses:
   Sales and marketing                                               24,559               2,725         27,463           23,548
   Product development                                               26,079               2,535         19,529           22,094
   Amortization of intangible assets                                  4,248                 304          1,541            1,472
   General and administrative                                        21,527               2,741         15,586           14,868
   Restructuring expenses                                            11,068                   -              -            5,848
   Special charges                                                   28,103                   -              -                -
   Purchased in-process research and development                          -                 500         21,900            6,100
                                                                   --------             -------       --------          -------
       Total operating expenses                                     115,584               8,805         86,019           73,930
                                                                   --------             -------       --------          -------
Operating loss                                                      (73,114)             (9,044)       (38,575)          (1,872)
Non-operating income (expense):
   Net investment income                                              1,721                 353          4,682            4,376
   Write-down of investment in Information Please LLC                (2,655)                  -              -                -
   Gain on sale, net                                                 12,212                   -         13,289                -
                                                                   --------             -------       --------          -------

(Loss) income before provision for income taxes                     (61,836)             (8,691)       (20,604)           2,504

Provision (benefit) for income taxes                                    474                   -         (1,035)           2,944
                                                                   --------             -------       --------          -------

Net loss                                                           $(62,310)            $(8,691)      $(19,569)         $  (440)
                                                                   ========             =======       ========          =======

Loss per share                                                       $(3.98)             $(0.56)        $(1.30)          $(0.03)
                                                                   ========             =======       ========          =======

         See accompanying Notes to Consolidated Financial Statements.

                               INSO CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED JANUARY 31, 2000, DECEMBER 31, 1998 AND 1997
                     AND ONE MONTH ENDED JANUARY 31, 1999
                           (In thousands of dollars)

                                                                    Year Ended     One Month Ended    Year Ended       Year Ended
                                                                    January 31,       January 31,     December 31,     December 31,
                                                                       2000              1999            1998             1997
                                                                     ---------         --------        ---------        ---------
Cash flows provided by (used in) operating activities:
  Net loss                                                           $(62,310)         $(8,691)        $(19,569)        $   (440)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                                       3,440              368            3,371            3,664
     Amortization                                                      12,246            2,325            7,086            4,851
     Purchased in-process research and development                          -              500           21,900            6,100
     Non-cash stock compensation expense                                1,482                -                -                -
     Non-cash restructuring expenses                                    5,490                -                -            5,045
     Non-cash special charges expenses                                 10,805                -                -                -
     Write-down of investment in Information Please LLC                 2,655                -                -                -
     Deferred income taxes                                                  -                -              (70)             108
     Gain on sales of assets, net                                     (12,212)               -          (13,289)               -
                                                                     --------          -------         --------         --------
                                                                      (38,404)          (5,498)            (571)          19,328
  Changes in operating assets and liabilities:
     Accounts receivable                                                7,781            3,419            3,501           (2,796)
     Accounts payable and accrued liabilities                          (1,929)           1,724           (1,084)           4,016
     Royalties payable                                                 (1,048)            (367)          (1,036)            (595)
     Due to Houghton Mifflin Company                                        -                -             (396)            (283)
     Other assets and liabilities                                        (873)           1,315            2,200             (257)
                                                                     --------          -------         --------         --------
         Net cash (used in) provided by operating activities          (34,473)             593            2,614           19,413

Cash flows provided by (used in) investing activities:
    Property and equipment expenditures                                (2,128)            (169)          (2,982)          (5,187)
    Capitalized product development costs                              (3,746)            (393)          (4,906)          (6,355)
    Acquisitions, net of cash acquired                                      -           (5,883)         (43,553)         (10,345)
    Payments related to 1998 acquisitions                              (5,685)          (2,027)               -                -
    Net proceeds from sales of marketable securities                   38,212            7,982           10,864          (14,999)
    Proceeds from the sale of assets, net                              18,066                -           19,853                -
                                                                     --------          -------         --------         --------
          Net cash provided by (used in) investing activities          44,719             (490)         (20,724)         (36,886)

Cash flows provided by financing activities:
   Net proceeds from issuance of common stock                          11,543                -           11,695            1,705
   Proceeds from the payment of notes receivable underlying
          Stock Purchase Agreements                                     1,105                -            1,189                -
   Payments under capital lease obligations                            (1,003)             (88)               -                -
   Repayment of acquired company debt                                       -                -           (3,784)               -
                                                                     --------          -------         --------         --------
           Net cash provided by financing activities                   11,645              (88)           9,100            1,705

Net increase (decrease) in cash and cash equivalents                   21,891               15           (9,010)         (15,768)
Cash and cash equivalents at beginning of period                        9,517            9,502           18,512           34,280
                                                                     --------          -------         --------         --------
Cash and cash equivalents at end of period                           $ 31,408          $ 9,517         $  9,502         $ 18,512
                                                                     ========          =======         ========         ========

         See accompanying Notes to Consolidated Financial Statements.

                               INSO CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands except share amounts)

                                                                                                        Notes
                                                                                        Unamortized   receivable
                                                            Capital in                   value of     from stock
                                          Common stock       excess of   Accumulated    restricted     purchase    Treasury stock
                                          ------------                                                             --------------
                                        Shares      Amount   par value     deficit        shares      agreements  Shares    Amount
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 1996          14,293,249     $143     $123,472     ($  9,623)        ($521)      $    -    5,075    ($58)
Issuance of shares pursuant to
  Employee Stock Purchase Plan            43,912                   998
Notes Receivable from Stock
  Purchase Agreements                    243,291        2        2,492                                   (2,494)
Stock options exercised                   62,500        1          713
Cancellation of restricted shares         (5,341)                  (87)                         87
Other issuances and repurchases            8,000                   199
Amortization of restricted shares                                                              194
Tax benefit - stock option                                         400
  exercises
Net loss*                                                                       (440)
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 1997          14,645,611     $146     $128,187     ($ 10,063)        ($240)     ($2,494)   5,075    ($58)

Issuance of shares pursuant to
  Employee Stock Purchase Plan           128,199        1        1,354
Proceeds from Notes Receivable
  from Stock Purchase
  Agreements                                                                                              1,189
Stock options exercised                  716,330        8       10,332
Issuance of restricted shares              7,500                   135                        (135)
Other issuances and repurchases            9,000                   122
Amortization of restricted shares                                                              259
Net loss*                                                                    (19,569)
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 1998          15,506,640     $155     $140,130     ($ 29,632)        ($116)     ($1,305)   5,075    ($58)

Stock options exercised                      200                     2
Other issuances and repurchases            9,000                   156
Amortization of restricted shares                                                               14
Net loss*                                                                     (8,691)
                                      --------------------------------------------------------------------------------------------
Balance at January 31, 1999           15,515,840     $155     $140,288     ($ 38,323)        ($102)     ($1,305)   5,075    ($58)

Issuance of shares pursuant to
  Employee Stock Purchase Plan           184,323        2        1,076
Proceeds from Notes Receivable
  from Stock Purchase
  Agreements                                                                                              1,105
Stock options exercised                  851,466        8       10,111
Cancellation of restricted shares         (3,750)                  (23)                         23
Issuance of warrants                                             2,010
Exercise of warrants                      34,644                   346
Other issuances and repurchases            6,250                   546
Acceleration of stock options                                    1,744
Amortization of restricted shares                                                               79
Net loss*                                                                    (62,310)
                                      --------------------------------------------------------------------------------------------
Balance at January 31, 2000           16,588,773     $165     $156,098     ($100,633)         $  -      ($  200)   5,075    ($58)
                                      --------------------------------------------------------------------------------------------

                                             Total
                                           --------
Balance at December 31, 1996               $113,413
Issuance of shares pursuant to
  Employee Stock Purchase Plan                  998
Notes Receivable from Stock
  Purchase Agreements                             -
Stock options exercised                         714
Cancellation of restricted shares                 -
Other issuances and repurchases                 199
Amortization of restricted shares               194
Tax benefit - stock option                      400
  exercises
Net loss*                                      (440)
                                           --------
Balance at December 31, 1997               $115,478

Issuance of shares pursuant to
  Employee Stock Purchase Plan                1,355
Proceeds from Notes Receivable
  from Stock Purchase
  Agreements                                  1,189
Stock options exercised                      10,340
Issuance of restricted shares                     -
Other issuances and repurchases                 122
Amortization of restricted shares               259
Net loss*                                   (19,569)
                                           --------
Balance at December 31, 1998               $109,174

Stock options exercised                           2
Other issuances and repurchases                 156
Amortization of restricted shares                14
Net loss*                                    (8,691)
                                           --------
Balance at January 31, 1999                $100,655

Issuance of shares pursuant to
  Employee Stock Purchase Plan                1,078
Proceeds from Notes Receivable
  from Stock Purchase
  Agreements                                  1,105
Stock options exercised                      10,119
Cancellation of restricted shares                 -
Issuance of warrants                          2,010
Exercise of warrants                            346
Other issuances and repurchases                 546
Acceleration of stock options                 1,744
Amortization of restricted shares                79
Net loss*                                   (62,310)
                                           --------
Balance at January 31, 2000                $ 55,372
                                           --------

* Net loss equals comprehensive loss for each period presented.

          See accompanying Notes to Consolidated Financial Statements.

Inso Corporation Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Operations

     Inso Corporation (the "Company") supplies software solutions for the management, exchange and dynamic delivery of critical business information and applications. At January 31, 2000, the Company has two operating divisions: eBusiness Technologies and Information Exchange. Through enterprise license agreements, integration in popular software products and bundling agreements, the Company's products enable customers to develop and deploy content-rich e-business solutions and provide comprehensive information access solutions for delivering business information in both connected and wireless computing environments. The Company markets certain of its products worldwide to original equipment manufacturers (OEM's) of computer hardware, software, and consumer electronics products. The Company also directly and indirectly markets software applications and systems to major corporations, government agencies and other end-users. As part of the Company's new divisional structure, announced in April 1999, the Company decentralized certain administrative and sales functions, and restructured into three divisions, two of which are described above, and a third division - Product Data Management. The Product Data Management division was comprised of technologies obtained in connection with the acquisition in 1998 of Sherpa Systems Corporation, as well as certain technologies from the division formerly referred to as Electronic Publishing Solutions. The PDM division was sold in two transactions, both of which took place during fiscal 2000 (see Note
5). The Company's divisional structure currently encompasses the remaining IED and eBT divisions, both of which operate as separate business units.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in less than 20% owned affiliates are accounted for under the cost method.

Change in Year End

     In November 1998, the Board of Directors approved a change in the Company's fiscal year to February 1 through January 31, effective for the twelve-month period ending January 31, 2000. Through December 31, 1998, the Company reported results on a calendar year basis. The Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the one month ended January 31, 1999 are presented in the consolidated financial statements. For comparative purposes, the Condensed Consolidated Statement of Operations (unaudited) and the Condensed Consolidated Statement of Cash Flows (unaudited) for the one month ended January 31, 1998 is provided below:


                               INSO CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)
              (in thousands of dollars, except per share amounts)

                                                                                                 One Month Ended
                                                                                                 January 31, 1998
                                                                                                 ----------------
          Revenues............................................................................        $ 2,376
          Cost of revenues....................................................................            923
                                                                                                      -------
          Gross profit........................................................................          1,453
          Operating expenses..................................................................          5,225
                                                                                                      -------
          Operating loss......................................................................         (3,772)
          Non-operating income................................................................            313
                                                                                                      -------
          Pre-tax loss........................................................................         (3,459)
          Income tax benefit..................................................................         (1,282)
                                                                                                      -------
          Net loss............................................................................        $(2,177)
                                                                                                      =======
          Net loss per share..................................................................        $ (0.15)
          Weighted average shares outstanding.................................................         14,669

                               INSO CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                           (in thousands of dollars)

                                                                                                     One Month Ended
                                                                                                     January 31, 1998
                                                                                                     ----------------
               Cash flows used in operating activities:
                 Net loss..........................................................................       $(2,177)
               Adjustments to reconcile net loss to net cash used in operating activities:
                 Depreciation and amortization.....................................................           497

               Changes in operating assets and liabilities.........................................          (379)
                                                                                                          -------
               Net cash used in operating activities...............................................        (2,059)

               Cash flows used in investing activities:
                 Property and equipment expenditures...............................................          (223)
                 Acquisitions, net of cash acquired................................................        (1,467)
                 Net purchases of marketable equity securities.....................................        (6,295)
                                                                                                          -------
               Net cash used in investing activities...............................................        (7,985)

               Cash flows provided by financing activities:
                 Net proceeds from issuance of common stock........................................           359
                                                                                                          -------
               Net cash provided by financing activities...........................................           359

               Net decrease in cash and cash equivalents...........................................        (9,685)

               Cash and cash equivalents at beginning of period....................................        18,512
                                                                                                          -------
               Cash and cash equivalents at end of period..........................................       $ 8,827
                                                                                                          =======

Cash and Cash Equivalents

     The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Additional Cash Flow Statement Information

                                                                               One Month
                                                               Year Ended     Ended January
                                                               January 31,        31,         Years Ended December 31,
                                                                 2000            1999             1998        1997
                                                                 ----            ----            -----       ------
     Supplemental disclosures of cash flow information:
     -------------------------------------------------
       Cash paid for income taxes........................         $  408         $ -             $ 230       $3,290

     Non-cash investing and financing information:
     --------------------------------------------
       Receivables from asset sales......................          5,723           -                 -            -
       Investment in Information Please LLC..............              -           -                 -        2,620
       Issuance of Notes Receivable from Stock Purchase
         Agreements......................................              -           -                 -        2,494

Investments

     The Company accounts for its investments in securities, including certain cash equivalents and marketable securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The appropriate classification of debt securities is determined at the time of purchase and is reevaluated at each balance sheet date (see Note 2). The Company also had restricted marketable securities of $6,526,000 at December 31, 1998 supporting outstanding letters of credit (see
Note 14). At January 31, 2000, there were no restricted marketable securities.

Foreign Currency Translation and Hedging

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards
No. 52 "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using average exchange rates in effect during the year. The gains and losses resulting from the changes in exchange rates from year to year are insignificant for all years presented. Additionally, the effect on the statements of operations for transaction gains and losses is insignificant for all years presented.

     At December 31, 1998, the Company had certain forward exchange contracts (primarily British Pounds Sterling, German Marks, Italian Lira, French Francs, and Swiss Francs) outstanding to hedge the economic exposure against currency fluctuations affecting certain foreign assets and liabilities, which matured in January 1999. The forward exchange contracts were not renewed after the January 1999 maturity.

Fair Value of Financial Instruments

     The Company's cash equivalents, marketable securities, accounts receivables, and foreign forward exchange contracts are carried at cost, which approximates fair value.

Revenue Recognition

     The Company derives its revenues from license fees with corporate, government, OEM customers and channel-partners; software maintenance fees from site-license agreements with corporate and government customers; royalties, including initial nonrefundable royalties from license arrangements with OEMs and channel-partners; and professional services fees for services provided to licensees of our products.

      Prior to December 31, 1997, the Company recognized revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 91-1, "Software Revenue Recognition." In 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" issued by the American Institute of Certified Public Accountants (SOP 97-2, as amended). The adoption of SOP 97-2, as amended, did not have a material impact on the Company's financial position or results of operations. Revenue from software license fees (excluding royalties) is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software has been delivered to the customer. Royalty revenues are generally recognized in the Company's financial statements in the quarter in which the amounts due to the Company have been determined. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a twelve month period from the date of delivery. Consequently, license fee revenue is generally recognized upon shipment of the technology. Revenue for maintenance agreements is recognized as income over the term of the agreement using the straight-line method. Revenue from training, consulting, and implementation services is recognized as services are performed.

Product Development Costs

     Software and other costs incurred in connection with product development are charged to expense until such time as specific product technological feasibility has been established. Thereafter, product development costs specific to the product are capitalized and reported at the lower of unamortized cost or net realizable value.

     Amortization of capitalized product development costs begins when the related product is available for general release to customers. These costs are amortized using the shorter of the estimated future product revenue streams or the straight-line method over periods not exceeding three years.

     Acquired developed software is capitalized as part of the allocation of the purchase price on the basis of the estimated fair market value. Acquired developed software is amortized on a straight-line basis over its estimated useful life ranging from two to ten years.

     Amortization of $6,456,000, $4,599,000, and $5,259,000 for the years ended January 31, 2000 and December 31, 1998 and 1997, respectively, is included as a component of cost of revenues. Amortization of $608,000 for the one month ended January 31, 1999 is included as a component of cost of revenues.

Licensed Technology and Advances

     Licensed technology and royalty advances, which pertain to payments by the Company for the license of technology used in the Company's products, are stated at cost less royalty amounts expensed based on revenues recognized over the life of the related agreement. Costs of purchased licenses are amortized using the greater of (a) the straight-line method over their estimated economic lives, generally one to five years, or (b) current period revenue to anticipated total revenues during the license period.

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

Intangible Assets

     Intangible assets, including excess costs over net assets acquired, are being amortized on a straight-line method over their estimated economic lives for periods ranging from one to ten years. In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", if facts and circumstances suggest that an impairment may have occurred, the unamortized balances of these assets are reviewed. Facts and circumstances indicative of an impairment may include factors such as a significant decrease in demand for a product related to an asset, a history of operating cash flow losses, or a projection or forecast that demonstrates continuing losses associated with a revenue producing asset. The undiscounted cash flow method is used to determine if impairment has occurred. If indicators of impairment are present, and the estimated undiscounted cash flows to be derived from the related assets are not expected to be sufficient to recover the asset's carrying amount, an impairment loss is charged to expense in the period identified. The impairment loss is based upon the difference between the carrying amount and the fair value, as determined based upon discounted cash flows. The rates that would be utilized to discount the net cash flows to net present value would take into account the time value of money and investment risk factors. In the fiscal year ended January 31, 2000, certain of these intangible assets were determined to be impaired, and the carrying amounts were reduced, as appropriate (see Notes 6 and 7).

Concentration of Credit Risk

     In 1997, Microsoft Corporation accounted for 28% of the Company's revenues. The economic terms of the Company's agreement with Microsoft with respect to certain of the Company's linguistic products expired at the end of 1997, and Microsoft Corporation accounted for less than 10% of the Company's revenues in 1998 and fiscal 2000. No other customer accounted for more than 10% of revenues for the periods shown.

     The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

     The Company licenses its products primarily to customers in North America. Revenues from foreign customers accounted for 33%, 24% and 21%, of total net revenue for the years ended January 31, 2000 and December 31, 1998 and 1997, respectively, primarily related to the Company's divested PDM division. No foreign country accounted for more than 10% of total sales in any period.

Stock-Based Compensation

     The Company has elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Accordingly, the Company does not generally recognize compensation expense for its stock option plans and its stock purchase plan. However, in fiscal 2000, in connection with the sale of its DynaText product line and PDM division (see Note 5), the Company accelerated vesting of options held by employees of the PDM division, which resulted in charges for compensation expense in the amount of $1,744,000. The compensation expense is included in the appropriate operating expense categories in the accompanying consolidated statements of operations, based on the nature of services provided by the various employees affected.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" (collectively SFAS 133), which is effective for fiscal years beginning after June 15, 2000. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

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

Note 2. Available for Sale Investments

     The Company's available-for-sale investments are carried at cost, which approximates fair value, and are included in cash equivalents and marketable securities. Following are the components of the available-for-sale investments:

                                                                              January 31,    December 31,
                                                                                 2000          1998
                                                                                 ----          ----
                                                                              (In thousands of dollars)
       Commercial paper.......................................................   $ 5,951      $     -
       Corporate issues.......................................................     5,645       39,292
       Money market funds.....................................................    15,552        1,437
       United States agency bonds.............................................       996        3,013
       Asset-backed securities................................................         -        8,926
                                                                                 -------      -------
       Total..................................................................   $28,144      $52,668
                                                                                 =======      =======

     Interest on securities classified as available-for-sale of $1,472,000, $4,883,000 and $4,280,000 is included in net investment income in the years ended January 31, 2000, and December 31, 1998 and 1997, respectively. Interest on securities classified as available-for-sale of $332,000 is included in net investment income in the one month ended January 31, 1999.

     During the years ended January 31, 2000 and December 31, 1998 and 1997, available-for-sale securities with values of $44,812,000, $144,464,000 and $34,343,000, respectively, were sold. In the one month ended January 31, 1999, available-for-sale securities with values of $7,977,000 were sold. The gross realized gains and losses on those sales were immaterial to the Company's financial statements. During the years ended January 31, 2000 and December 31, 1998 and 1997, purchases of available-for-sale securities were $41,420,000, $385,154,000 and $313,661,000, respectively. In the one month ended January 31, 1999, purchases of available-for-sale securities were $2,986,000. Maturities of available-for-sale securities were $29,947,000, $265,100,000 and $277,725,000 for the years ended January 31, 2000 and December 31, 1998 and 1997, respectively. There were no maturities of available for sale securities in the one month ended January 31, 1999.

     The Company's available-for-sale securities have the following maturities:

                                                                              January 31,   December 31,
                                                                                 2000          1998
                                                                                 ----          ----
                                                                              (In thousands of dollars)
       Due in one year or less..............................................      $27,161      $36,844
       Due within two years.................................................          983       15,824
                                                                                  -------      -------
       Total................................................................      $28,144      $52,668
                                                                                  =======      =======

     Restricted available for sale securities at December 31, 1998 totaled $6,526,000, and represented amounts held in support of irrevocable stand-by letters of credit for certain performance guarantees under an international distributor arrangement (see Note 14). On September 14, 1999, the Company negotiated a release of the outstanding guarantee commitments. Under this release, the Company paid the international reseller $606,000 from available cash and cancelled the distribution agreement. Additionally, the stand-by letters of credit were terminated, allowing the restriction on the marketable securities to be lifted. There were no restricted securities as of January 31, 2000.

Note 3.  Property and Equipment

     Property and equipment are summarized as follows:

                                                                             January 31,      December 31,
                                                                                2000             1998
                                                                                ----             ----
                                                                             (In thousands of dollars)
     Leasehold improvements..............................................    $  1,561         $  2,511
     Computer equipment and software.....................................      16,148           20,579
     Furniture and fixtures..............................................       2,945            4,803
                                                                             --------         --------
                                                                               20,654           27,893
     Less accumulated amortization and depreciation......................     (15,620)         (18,028)
                                                                             --------         --------
                                                                             $  5,034         $  9,865
                                                                             ========         ========

Note 4.  Acquisitions and Investments

AIS Software, S.A.

     On January 12, 1999, the Company acquired AIS Software S.A. ("AIS Software") from Berger-Levrault S.A., a French publisher, for approximately $3,000,000 using available cash. AIS Software, based in Paris, France is the developer of Balise, an SGML and XML transformation tool and scripting language, as well as Dual Prism, a Web-based XML and SGML publishing system. The acquisition was accounted for as a purchase and was included in the consolidated financial statements from the date of acquisition until its disposition in January 2000. The purchase price was allocated based on the estimated fair market value of the assets acquired and the liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the one-month period ended January 31, 1999 of $500,000. Intangible assets totaling $2,700,000 were recorded at the time of the acquisition and have been amortized on a straight-line basis over their estimated useful lives, ranging from two to five years. AIS Software operated as part of the Company's Product Data Management Division until its divestiture on January 5, 2000 (see Note 5).

Venture Labs, Inc.

     On December 22, 1998, the Company acquired all of the outstanding stock of privately held Venture Labs, Inc. and its subsidiary Paradigm Development Corporation (collectively "Paradigm") for a total value of $4,800,000. The Company paid $4,300,000 in cash and assumed certain liabilities. Paradigm is the developer of Java file filtering and viewing technology for both OEM and direct corporate use. Paradigm operates as part of the Company's Information Exchange Division. The acquisition was accounted for as a purchase and has been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the estimated fair market value of the assets acquired and the liabilities assumed. The transaction included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated fourth quarter results of $1,800,000. Subsequent to the initial purchase price allocation, the Company reevaluated certain receivables recorded in connection with the acquisition, and reduced the outstanding balances by $328,000, with an offsetting adjustment to goodwill. Subsequent to this adjustment, intangible assets totaling $1,594,000 were recorded in connection with the acquisition. In addition, the Company negotiated noncompetition agreements with key executives for a total value of $1,500,000. The intangible assets are being amortized on a straight-line basis over their useful lives, ranging from one to five years.

Sherpa Systems Corporation

     In December 1998, the Company acquired all of the outstanding stock of privately held Sherpa Systems Corporation ("Sherpa"). Sherpa is a provider of product data management solutions that manage mission-critical information through the product lifecycle process of design, testing, manufacturing and delivery. The acquisition was accounted for as a purchase and was included in the consolidated financial statements from the date of acquisition until its disposition. The preliminary purchase price allocation was based upon the estimated fair value of the assets acquired and the liabilities assumed on the date of purchase. These preliminary estimates were adjusted subsequent to the initial recording, as detailed below. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated fourth quarter results of $12,000,000. At the time of the acquisition, the Company also caused Sherpa to enter into employment and non-competition agreements with key executives, under which the Company agreed to pay approximately $1,600,000 over a three year period. The Company paid approximately $700,000 over the period Sherpa operated as part of the Company's Product Data Management Division, from December 4, 1998 until its divestiture on January 5, 2000 (see Note 5).

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

     Subsequent to the Company's announcement on February 1, 1999 that it would restate its financial results (see Note 14), the Company began discussions with the warrant holders to reprice the Original Warrants or exchange them for cash, with the objective of meeting the intention under the original agreement. On June 22, 1999, the Company entered into an agreement with the holders of the Original Warrants that provided, among other things, a) for the cancellation of all of the outstanding Original Warrants, b) the issuance of new warrants, with a 36-month term and an exercise price of $10.00 per share, to purchase a proportionate share of 1,000,000 shares of the Company's Common stock and c) the payment of a proportionate share of $3,000,000 in cash. The new warrants were valued at $2.01 per warrant. As a result of the agreement, the value of the consideration paid by the Company for the Sherpa acquisition was reduced by approximately $2,272,000, with an offsetting reduction to goodwill.

     The acquisition also included estimated costs of approximately $5,800,000 for direct transaction costs and costs relating to the elimination of excess and duplicative activities as a result of the merger. Since December 31, 1998, payments against the accrual consisted of the following: approximately $1,635,000 for employee severance for elimination of duplicate functions and closure of duplicate and excess operations; approximately $400,000 for professional fees consisting principally of appraisal, legal, and accounting fees; and $39,000 for other out-of-pocket expenses related to the acquisition. During fiscal 2000, the Company reevaluated the estimated costs and reduced the related accrual and goodwill by approximately $3,629,000, primarily due to a reduction in estimated costs to exit a long term, fixed fee professional service agreement and reductions in estimated severance costs. As of January 31, 2000, there was no remaining liability for such costs.

     The preliminary purchase accounting included capitalized software and other intangible assets totaling $30,385,000. After consideration of the above noted adjustments, and in increase of $400,000 related to certain pre-acquisition liabilities, intangible assets and capitalized software totaled $24,884,000, and have been amortized on the straight-line basis over their estimated useful lives, ranging from two to five years.

MediaBank

     On August 28, 1998, the Company acquired the intellectual property and certain other assets of Bitstream Inc.'s MediaBank media asset management system and related technologies for $11,900,000 using available cash. The transaction also included a license to Bitstream's Page Flex page composition technology for an additional $600,000. The acquisition was accounted for as a purchase and has been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the estimated fair market value of the assets acquired and the liabilities assumed. The transaction included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated third quarter results of $7,500,000. Intangible assets totaling $4,460,000 were recorded at the time of the acquisition, and are being amortized on the straight-line basis over five years. MediaBank operates as part of the Company's eBusiness Technologies Division.

ViewPort Development AB

     On March 12, 1998, the Company acquired all of the outstanding capital stock of privately held ViewPort Development AB for $2,500,000 using available cash. ViewPort Development AB operated as part of the Company's Product Data Management Division until its sale to Enigma on October 29, 1999 (see Note 5). The acquisition was accounted for as a purchase and has been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the estimated fair market value of the assets acquired and the liabilities assumed. The transaction included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated first quarter results of $600,000. Intangible assets of $1,830,000 recorded in connection with the acquisition are being amortized over their estimated useful lives, ranging from one to five years.

Henderson Software, Inc.

     On November 24, 1997, the Company acquired all of the outstanding stock of privately held Henderson Software, Inc. for $750,000 using available cash. Henderson Software is a provider of Computer Graphics Metafile viewing and filtering solutions. The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended December 31, 1997 of $700,000. As part of a restructuring activity in fiscal 2000, the operation of this subsidiary ceased (see Note 6).

Level Five Research, Inc.

     On April 22, 1997, the Company acquired all of the outstanding capital stock of privately held Level Five Research, Inc. from Information Builders, Inc. for $5,000,000 using available cash. Level Five Research, Inc. operated as Inso Florida Corporation prior to the sale of its assets to Lernout & Hauspie Speech Products N.V. (see Note 5). Level Five Research, Inc. is a developer of software and systems that apply intelligent technologies to data access management. The acquisition was accounted for as a purchase and was included in the consolidated financial statements from the date of acquisition to the date of disposition. The purchase price was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended June 30, 1997 of $3,600,000.

Mastersoft

     On February 6, 1997, the Company acquired the intellectual property and certain other assets of Adobe Systems Inc.'s document access and conversion business, formerly known as Mastersoft, for $2,965,000 using available cash.
The transaction was accounted for as a purchase and has been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's consolidated results for the quarter ended March 31, 1997 of $1,800,000. Intangible assets of approximately $258,000 were recorded at the time of the acquisition and are being amortized on a straight-line basis over their estimated useful lives of five years. Mastersoft operates as a component of the Company's IED division.

Proforma Results

     Unaudited pro forma revenue, net loss, and loss per share shown below for the year ended December 31, 1998 assumes the acquisitions of AIS Software, S.A., Venture Labs, Inc., Sherpa Systems Corporation, MediaBank and ViewPort Development AB occurred on January 1, 1998. Therefore, the 1998 amounts presented below reflect the write-off of certain purchased technology under research and development of $500,000 relating to the acquisition of AIS Software, S.A.

                                                                                                   Year Ended
                                                                                               December 31, 1998
                                                                                                  (unaudited)
                                                                                                  -----------
(In thousands of dollars except per share amounts)
   Revenue....................................................................................     $ 98,491
   Net loss...................................................................................      (39,116)
   Loss per share.............................................................................     $  (2.60)

Information Please LLC

     On April 23, 1997, the Company entered into an agreement for the further development and marketing of the Company's Information Please(R) Almanac Product line, with Information Please LLC (the "Partnership"). The Company transferred ownership of the Information Please brand and the intellectual properties that comprise the almanac product line to the Partnership. In addition, some of the Company's technical and editorial staff members became employees of the Partnership. The Company retained a 19.8% ownership position in the new venture. The Company historically has accounted for its investment in Information Please LLC under the cost method. There was no gain or loss recognized by the Company on the transfer of the assets to the Partnership.

     In fiscal 2000, the Company determined that the value of its investment in Information Please LLC was impaired. This assessment was based on the Company's review of Information Please LLC's operating results and business plan and the Company's anticipated future cash flows from its investment. Accordingly, the investment was written down to its net realizable value, resulting in a charge of $2,655,000 in the current fiscal year. This amount is reported as "Write-down of investment in Information Please" in a separate line item in the accompanying consolidated financial statements.

Note 5.  Divestitures

Sale of DynaText

     On October 29, 1999, the Company sold its DynaText/DynaWeb stand-alone technical document publishing component of its PDM Division, along with its ViewPort browser technology assets, for $14,750,000. The sale was in the form of a stock purchase by Enigma Information System Ltd. and its subsidiary, Enigma Information Retrieval Systems, Inc., (collectively "Enigma") of all of the outstanding stock of Inso Providence Corporation and ViewPort Development AB. In connection with the disposition, the Company retained the accounts receivable directly associated with the DynaText/DynaWeb and ViewPort browser technologies. The proceeds of the sale were $9,000,000 in cash and $5,750,000 in the form of a promissory note, due and payable by April 30, 2000. The promissory note was secured by a Stock Pledge Agreement of the stock of Inso Providence Corporation. In connection with this transaction, the Company recorded direct transaction costs and other accruals for costs directly associated with the sale. As a result, the Company reported a gain of $14,549,000. The transaction created a capital loss for federal tax purposes, which will be carried forward to future periods.

     On January 27, 2000 the Company and Enigma amended the terms of the agreement and related promissory note. Enigma paid $4,500,000 in cash to the Company and deposited $1,200,000 into an interest bearing escrow account. In return, the Company released the security for the promissory note. The Company expects that most of the $1,200,000 escrow will be received in the first half of fiscal 2001, subject to certain adjustments.

Sale of PDM Division

     On January 5, 2000, the Company sold the remaining interest in its PDM Division to Structural Dynamics Research Corporation ("SDRC") for $6,000,000 in cash plus assumption of liabilities. The transaction was in the form of a stock purchase of all of the outstanding stock of the Company's subsidiaries Sherpa Systems Corporation, and Inso France Development S.A. (formerly AIS Software, S.A.). The proceeds received from the sale totaled $5,000,000 in cash at the time of the closing, and $1,000,000 was placed in a supplemental closing fund to be paid no later than 90 days after the first anniversary of the closing date. The selling price is subject to adjustment based on the net worth of the business at closing. The net worth of the business, as calculated on the closing balance sheet, is expected to result in an additional payment to the Company of approximately $4,000,000, which is anticipated to be received in the first half of fiscal 2001. After direct transaction costs, the loss on the sale of PDM was $2,337,000. The transaction created a capital loss for federal tax purposes, which will be carried forward to future periods.

Sale of Linguistic Software Assets to Lernout & Hauspie

     On April 23, 1998, the Company sold its linguistic software assets to Lernout & Hauspie for $19,500,000, plus an additional amount for certain receivables, net of certain liabilities. The proceeds were received 50% in cash and 50% in the form of a note that was converted into shares of Lernout & Hauspie common stock in June 1998. The Company sold the Lernout & Hauspie common stock in June 1998. Lernout & Hauspie paid for the other net assets in cash. Included in the assets transferred to Lernout & Hauspie were all of the Company's linguistic software products, including its proofing tools, reference works, and information management tools, the Quest database search technology, and all customer and supplier agreements related to those products. In connection with the sale, the Company recorded direct transaction costs; costs to write-off capitalized software and other assets; estimated lease and facility costs; and other accruals for costs directly associated with the sale. As a result, the Company reported a gain of $13,289,000 in the year ended December 31, 1998.

Note 6.  Restructuring Expenses

     The Company incurred approximately $500,000 in the first quarter of fiscal 2000 relating to the closure of the Company's Kansas City location, primarily for severance for 11 terminated employees. As of January 31, 2000, the entire balance had been paid in full.

     In July 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs, as well as supporting the Company's new divisional structure. The Company's restructuring plan included a reduction of more than 20%, or 105 employees, including 10 executives or managers, from staff levels at the end of 1998. The plan also included the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. The plan also called for a change in focus away from certain products. As a result of the restructuring plan, the Company recorded an initial charge of $6,234,000 to the fiscal 2000 results. Subsequent to the initial recording, net adjustments totaling $156,000 were recorded, increasing the charge to $6,390,000. The capitalized product development costs and intangibles were written-down to fair values, determined based upon their estimated future cash flows. The components of the charge, as well as the Company's payments made against the accruals is detailed as follows:

                                                                    Initial      Adjust-        Payments       Accrual Balance
                                                                    Charges       ments           Made        January 31, 2000
                                                                    -------       -----           ----        ----------------
                                                                                      (In thousands of dollars)
   Cash charges:
   ------------
   Severance for administrative, sales and development
    positions..................................................     $2,184          $188          $2,158             $214
   Closure/combination of domestic and international
    administrative and sales facilities........................        957           (32)            733              192
                                                                    ------       -------          ------             ----
   Subtotal....................................................     $3,141          $156          $2,891             $406
                                                                    ------       -------          ------             ----
   Non-cash charges:
   ----------------
   Write-downs of capitalized product development costs and
    intangibles for certain discontinued products..............      1,739             -               -                -
   Write-downs of leasehold improvements and support assets
    associated with closed locations...........................      1,354             -               -                -
                                                                    ------       -------          ------             ----
   Total.......................................................     $6,234          $156          $2,891             $406
                                                                    ======       =======          ======             ====


     In October 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs at the Company's Product Data Management ("PDM") division. The restructuring plan included a PDM workforce reduction of approximately 40%, or 51 employees, including 9 executives or managers. The plan also included the consolidation of the PDM division's sales, service and support organizations, the consolidation of PDM development facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also called for a change in focus away from certain development activities. Therefore, the charge included a write-down of licensed technology for discontinued development activities to their fair values, based upon their estimated future cash flows. As a result of the restructuring plan, the Company recorded an initial charge of $4,290,000 to the fiscal 2000 results. Subsequent to the initial recording, net adjustments totaling $92,000 were recorded, reducing the charge to $4,198,000. Additionally, in connection with evaluations made at the time of the restructuring, the Company recorded a $10,000,000 charge for the write-down of certain PDM intangible assets and capitalized software based on their estimated future discounted cash flows. This charge was included in the special charges line in the accompanying consolidated statements of operations (see Note 7). The components of the restructuring charge, as well as the Company's payments made against the accruals is detailed as follows:

                                                                      Initial     Adjust-     Payments    Accrual Balance
                                                                      Charges      ments        Made      January 31, 2000
                                                                      -------      -----        ----      ----------------
                                                                                      (In thousands of dollars)
   Cash charges:
   ------------
   Severance for administrative, sales and development
    positions..................................................        $1,030      $ 366       $  766           $630
   Consolidation of facilities.................................           690       (200)         490              -
                                                                       ------      -----       ------           ----
   Subtotal....................................................        $1,720      $ 166       $1,256           $630
                                                                       ------      -----       ------           ----
   Non-cash charges:
   ----------------
   Write-downs of licensed technology..........................         1,923          -            -              -
   Write-downs of support assets associated with closed
    locations..................................................           647       (258)           -              -
                                                                       ------      -----       ------           ----
   Total.......................................................        $4,290      $ (92)      $1,256           $630
                                                                       ======      =====       ======           ====

     In June 1997, the Company adopted a plan of restructuring aimed at a continuing focus on strategic products while reducing costs and streamlining the organization. The plan primarily affected certain Lexical and Linguistic products of the Company. As a result of the restructuring plan, the Company recorded $5,848,000 of expenses in the year ended December 31, 1997. The charge included $320,000 of severance for 17 employees in development; $315,000 of estimated lease obligations, net of estimated sublease income, for the impact of affected leases; $3,353,000 for the write off of capitalized software and other assets; and $1,860,000 for the write-off of prepaid royalties. Payments of $360,000 and $275,000 were made against the accruals in the years ended
December 31, 1998 and 1997, respectively. Accordingly, accrued liabilities of $0 and $360,000 were remaining relating to this restructuring charge at December 31, 1998 and 1997, respectively.

Note 7.  Special Charges

     For the year ended January 31, 2000, the Company incurred $28,103,000 of special charges. Included in the special charges were $1,527,000 in professional fees incurred in connection with the restatement of the Company's results for the first nine months of 1998. These professional fees were for the Company's investigation of the circumstances surrounding certain transactions leading to the restatement and for the formal investigation initiated by the Securities and Exchange Commission following the restatement. Also related to the restatement were special charges for net premium costs and related professional advisory fees for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999, as well as severance costs of certain employees who were terminated or resigned. Additionally, approximately $10,805,000 of the special charges related to the write-down of intangible assets and capitalized software costs, substantially all attributable to the Company's PDM division, to their estimated fair values, determined based upon estimated future cash flows. In connection with the Company's restructure and subsequent plan to divest of the PDM division, the intangible assets recorded at the time of acquisition were reevaluated. In connection with the future plans and the anticipated future cash flows of the business, the intangible assets were written down to their estimated fair values, as determined from estimated proceeds to be received upon a sale of the business. The components of the special charges, as well as the Company's payments made against the accruals is detailed as follows:

                                                                          Charges      Payments    Accrual Balance
                                                                          incurred       Made      January 31, 2000
                                                                          --------       ----     -----------------
                                                                              (In thousands of dollars)
  Cash charges:
  -------------
  Professional fees associated with restatement of 1998 results,
   lawsuits and SEC investigation...................................      $ 1,527       $ 1,027          $  500
  Net insurance premiums and other costs related to class action
   litigation initiated against the Company in February 1999........       13,451        12,451           1,000
  Severance for certain executive, management and other staff.......        2,320         1,248           1,072
                                                                          -------       -------          ------
  Subtotal..........................................................      $17,298       $14,726          $2,572
                                                                          -------       -------          ------

     Non-cash charges:
     ----------------
     Write-downs of capitalized product development costs and
      intangibles for certain impaired products........................       10,805             -          -
                                                                             -------       -------     ------
     Total.............................................................      $28,103       $14,726     $2,572
                                                                             =======       =======     ======

Note 8. Income Taxes

     Pre-tax income (loss) from continuing operations is taxed in the following jurisdictions:

                                                                           One Month
                                                           Year Ended        Ended
                                                           January 31,     January 31,    Years Ended   December 31,
                                                              2000           1999            1998           1997
                                                              ----           ----            ----           ----
     Domestic..........................................    $(56,192)        $(7,633)       $(18,051)      $2,425
     Foreign...........................................      (5,644)         (1,058)         (2,553)          79
                                                           --------         -------        --------       ------
     Total.............................................    $(61,836)        $(8,691)       $(20,604)      $2,504
                                                           ========         =======        ========       ======

     The provision (benefit) for income taxes comprised the following:

                                                                           One Month
                                                           Year Ended        Ended
                                                           January 31,     January 31,    Years Ended   December 31,
                                                              2000           1999            1998           1997
                                                              ----           ----            ----           ----
     Current:
      Federal...........................................   $      -         $     -        $ (1,203)      $1,206
      Foreign...........................................        390               -              90          263
      State.............................................         84               -             148          274
                                                           --------         -------        --------       ------
         Total current..................................        474               -            (965)       1,743
                                                           --------         -------        --------       ------
     Deferred:
      Federal...........................................          -               -            (843)       1,167
      State.............................................          -               -             773           34
                                                           --------         -------        --------       ------
         Total deferred.................................          -               -             (70)       1,201
                                                           --------         -------        --------       ------
     Total provision (benefit)..........................   $    474         $     -        $ (1,035)      $2,944
                                                           ========         =======        ========       ======

     A reconciliation of income tax (benefit) expense to the statutory federal income tax rate was as follows:


                                                                          One Month
                                                          Year Ended    Ended January
                                                         January 31,         31,         Years Ended December 31,
                                                            2000            1999          1998            1997
                                                            ----            ----          ----            ----
                                                                      (In thousand of dollars)
Federal statutory rate................................    $(21,024)        $(2,954)        $(7,005)      $  851
State income taxes, net of federal effect.............        (589)           (100)            608          103
Change in valuation allowance.........................      32,938           2,809             493         (340)
Purchased in-process research and development.........           -             170           4,692            -
Income tax accruals...................................           -               -               -        1,575
Amortization of intangible assets acquired through
 stock purchase.......................................       2,077              86             712          696
Tax basis in excess of book basis on the sales of
 the PDM division.....................................     (15,708)              -               -            -
Unbenefited losses....................................       2,273               -               -            -
Foreign taxes.........................................         390               -               -            -
Other.................................................         117             (11)           (535)          59
                                                          --------         -------         -------       ------
Total.................................................    $    474         $     -         $(1,035)      $2,944
                                                          ========         =======         =======       ======

     Significant components of the Company's net deferred income tax assets (liabilities) were as follows:

                                                                      As of January 31,   As of December 31,
                                                                            2000                1998
                                                                            ----                ----
                                                                            (In thousands of dollars)
     Deferred tax assets:
     Net operating loss carryforwards and tax credits.............        $ 22,116         $ 9,335
     Capital loss carryforwards...................................          15,470               -
     Intangible assets............................................           4,680               -
     Accrued liabilities not currently deductible for tax.........           3,613           3,940
     Compensation expense.........................................              97           1,678
     Depreciation expense.........................................             452           1,353
     Bad debt reserve.............................................           1,019           1,110
     Deferred state taxes.........................................           1,068               -
     Other........................................................             699               -
     Valuation allowance..........................................         (46,339)         (9,901)
                                                                          --------         -------

                                                                             2,875           7,515
                                                                          --------         -------
     Deferred tax liabilities:
     Deferred income..............................................             444           2,094
     Capitalized development costs................................           2,431           5,194
     Intangible assets............................................               -             165
     Deferred state taxes.........................................               -              62
                                                                          --------         -------

                                                                             2,875           7,515
                                                                          --------         -------

     Net deferred income taxes....................................        $      -         $     -
                                                                          ========         =======

     The valuation allowance of $46,339,000 (which includes net operating losses and other deductions subject to limitations in future years) and $9,901,000 at January 31, 2000 and December 31, 1998, respectively, was determined after evaluating the Company's historical operating results and anticipated performance over its normal planning horizon. The Company periodically evaluates the valuation allowance and makes adjustments to the extent that actual and anticipated operating results vary from those initially estimated at the time the valuation allowance was established. At January 31, 2000, a valuation allowance has been recorded due to the uncertainty associated with the recoverability of the Company's net deferred tax assets. The valuation allowance increased by approximately $36,000,000 during fiscal year 2000, primarily due to net operating loss carryforwards and capital loss carryforwards related to the two transactions that accounted for the divestiture of the PDM division. During 1998, the Company reduced its valuation allowance by approximately $4,388,000 by adjusting goodwill that had been recorded in connection with the Company's 1998 acquisitions. This reduction of the valuation allowance was made as a result of the recognition of deferred tax assets to the extent of certain deferred tax liabilities recorded in connection with the 1998 acquisitions.

     The Company has available net operating loss carryforwards and other tax credits totaling approximately $64,500,000, which expire in the fiscal years fiscal 2010 to 2020. Capital loss carryforwards of approximately $45,500,000 are also available to the Company, as a result of the two transactions which accounted for the divestiture of the PDM division. These loss carryforwards expire in fiscal 2005. Because of acquisitions the Company has consummated and due to certain provisions of the Internal Revenue Code concerning changes in ownership, the use of the Company's net operating loss carryforwards may be limited.

     As a result of the exercise of non-qualified stock options during the year, any future benefit recognized for the deduction will be charged directly to equity.

Note 9.  Transactions with Houghton Mifflin

     The Company and Houghton Mifflin had various license agreements (the "License Agreements") for the purpose of licensing certain database content from published reference products of Houghton Mifflin's Trade and Reference Division for use in certain of the Company's products. Included in the Company's cost of revenues for the years ended December 31, 1998 and 1997, were royalties to Houghton Mifflin for the licensing of this database content amounting to approximately $300,000 and $1,234,000, respectively. The terms of the License Agreements were substantially the same as those in effect while the Company operated as a division of Houghton Mifflin, except that the minimum royalty for certain licenses of reference work content was increased to 15% from 10% only with respect to new OEM licenses entered into after January 1, 1994.

     There were no transactions with Houghton Mifflin in the fiscal year ended January 31, 2000 or in the one month ended January 31, 1999.

Note 10.  Common Stock

     On July 11, 1997, the Board of Directors adopted a Shareholders' Rights Plan and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on July 24, 1997 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, $0.01 par value per share (the "Preferred Stock"), at a purchase price of $145 in cash per Unit (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of July 11, 1997, as amended in Amendment Number 1 to the Rights Agreement, dated October 27, 1999 (the "Rights Agreement"), between the Company and State Street Bank & Trust Company, as Rights Agent.

     The Rights will become exercisable after a person or group has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding common stock, or following the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the shares of common stock. Generally, if any person becomes the beneficial owner of 20% or more of the shares of Common Stock of the Company, except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside Board members, each Right not owned by the 20% or more stockholder will enable its holder to purchase that number of shares of the Company's Common Stock, in lieu of preferred stock, which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurrence of the event. In addition, if the Company is involved in a merger or other business combination transaction with another person or group in which it is not the surviving corporation or in connection with which its Common Stock is changed or converted, or it sells or transfers 50% or more of it assets or earning power to another person, each Right that has not previously been exercised will entitle its holder to purchase that number of shares of Common Stock of such other person which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurrence of the event. In general, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right, payable in cash, in shares of common stock, or in any other form of consideration or any combination of the foregoing deemed appropriate by the Board of Directors, at any time prior to the earlier of (1) the tenth day after a public announcement that a person or group has acquired, or obtained the right to acquire, 20% or more of the outstanding common stock, or (2) the tenth day following the commencement of a tender offer or exchange offer that would result in a person or group owning 30% or more of the outstanding common stock. The Rights will expire in July 2007.

Note 11.  Earnings Per Share

     Earnings per share is calculated based upon the weighted average number of common shares outstanding for each period presented. The following table provides the weighted average number of common shares outstanding during each period for basic and diluted earnings (loss) per share and the potentially dilutive securities outstanding for the periods.

                                                                      One Month
                                                      Year Ended    Ended January
                                                      January 31,        31,        Years Ended December 31,
                                                         2000           1999           1998          1997
                                                         ----           ----           ----          ----
Weighted average shares outstanding, basic.........     15,668,000     15,506,000     15,062,000    14,362,000
Stock options outstanding..........................      4,831,581      4,361,031      4,471,023     3,873,666
Warrants outstanding...............................        965,356      1,456,458      1,456,458             -

     The outstanding stock options and warrants have been excluded from the computation of diluted earnings per share for the periods presented, because the effect would be anti-dilutive.

Note 12.  Stock Compensation Plans

Stock Incentive Plans

     The Company has reserved 3,000,000 shares for issuance under the 1993 Stock Incentive Plan ("1993 Plan") and 5,000,000 shares for issuance under the 1996 Stock Incentive Plan, as amended ("1996 Plan"). The 1993 Plan and the 1996 Plan ("the Plans") provide for the issuance of incentive stock options, non-qualified stock options, unrestricted stock, restricted stock, and performance share awards. Under the Plans, both incentive options and non-qualified options may be granted to employees and consultants. The option exercise price shall not be less than 100% of the fair market value of the shares on the date of grant in the case of incentive options and not less than 85% of the fair market value of the shares on the date of grant in the case of non-qualified options. The Plans also provide for the grant of performance share awards to employees, entitling the recipient to receive shares of common stock based upon achievement of individual or Company performance goals. The term of each option and the vesting periods for options and stock awards is fixed by the Compensation Committee of the Company's Board of Directors. The term for incentive stock option grants may not exceed 10 years from the date of grant. Options granted to purchase common stock and restricted stock awarded under the Plans become fully vested and exercisable in full upon a change in control, whether or not vested or exercisable in accordance with their terms.

     The Company's 1996 Non-employee Director Plan, as amended ("Director Plan") provides for the automatic grant of non-qualified stock options and unrestricted stock to members of the Board of Directors who are not employees of the Company. The Company has reserved 415,000 shares for issuance under the Director Plan. The Director Plan currently provides for an initial grant of options to each Non-employee Director to purchase 20,000 shares of Common Stock at the fair market value on the date that such Non-employee Director first becomes a director of the Company; an annual grant of a non-qualified stock option to purchase 5,000 shares of Common Stock at the fair market value on the date of the Corporation's annual meeting; and an award of 1,000 shares of the Company's unrestricted stock on January 27 of each year. The term for the option grants may not exceed 10 years from the date of grant. Options granted to purchase common stock and restricted stock awarded under the Director Plan become fully vested and exercisable in full upon a change in control, whether or not vested or exercisable in accordance with their terms. On February 15, 2000, the Board of Directors of the Company voted to recommend to the shareholders that the Director Plan be amended, retroactive to February 1, 2000, to (i) reduce the initial option grant to new directors to 7,500, but to have such initial grant vest immediately, (ii) increase the number of options to be granted annually (the "Annual Option Grant") to Non-employee Directors to 7,500 and to have such options vest immediately, (iii) set the date of January 27 as the date upon which the Annual Option Grant will be made, (iv) eliminate the option to receive stock in lieu of director fees, and (v) eliminate the annual stock award in its entirety. The Board of Directors' recommended changes to the Director Plan will be voted on by the shareholders at the Company's June 1, 2000 Annual Meeting. The Board of Directors also voted, effective February 1, 2000, to reduce the fees payable to Non-employee Directors for attendance both at meetings of Committees and those of the full Board of Directors to $2,500 per quarter, up to a maximum of $10,000 in the aggregate per year, provided that the aggregate amount payable may be increased by resolution of the Board of Directors if, in the Board's determination, the number of meetings for which attendance is required in any 12 months is extraordinary.

     On August 6, 1997, the Board of Directors approved a stock option exchange program (the "Exchange Program") pursuant to which full-time permanent employees holding stock options under the Plans were given the opportunity to exchange the unexercised portion of such options (the "Existing Options") under the Plans for new options (the "New Options") on a basis of four shares of common stock for every five shares covered by the Existing Options. As a result of the Exchange Program, eligible employees surrendered options for approximately 528,000 shares. The exercise price of the New Options was equal to the market value of the Company's common stock on the date of grant, or $12.00. Additionally, certain officers were eligible to participate in the Exchange Program for an exercise price of $18.00. The New Options have the same contractual life, vesting schedule, and other terms as the Existing Options canceled in exchange thereof. Additionally, during the exchange program, certain employees exchanged non-qualified options for incentive stock options covering 835,000 shares. The then Non-executive Directors were excluded from the Exchange Program.

Notes Receivable from Stock Purchase Agreements

     As of January 31, 2000, and December 31, 1998, the Company holds notes receivable for a total of $200,000 and $1,305,000, respectively, from certain of its corporate officers. The Company provided financing in 1997 to effect the purchase of an aggregate 243,291 shares of the Company's common stock, pursuant to the 1996 Stock Incentive Plan, at the fair market value on December 16, 1997, of $10.25 per share. Interest on such loans accrues at 6.0% per annum until maturity. The principal and interest amounts of such loans are repayable in full upon the earlier of (i) the fifth anniversary of the loan, (ii) the date the officer leaves the Company, or (iii) if and to the extent that the officer sells the stock. These loans, which are shown as a reduction to stockholders' equity on the balance sheet, are secured by the common stock purchased.

     The following table summarizes the stock option activity under the 1993 Plan, the 1996 Plan, and the Director Plan:

                                                                                                                Weighted
                                                                             Available          Options         Average
                                                                             for Grant        Outstanding        Price
                                                                             ---------        -----------        -----
At December 31, 1996....................................................          970,850         4,025,964         $31.30
1997
Granted.................................................................       (1,030,100)        1,030,100         $12.56
Exercised...............................................................                            (62,500)        $10.27
Forfeited...............................................................          592,098          (592,098)        $31.56
Shares issued in connection with Notes Receivable from Stock Purchase
 Agreements.............................................................         (243,291)                          $10.25
Shares forfeited from Exchange Program..................................          527,800          (527,800)        $35.11
Unrestricted stock grant................................................           (8,000)                          $39.63
                                                                               ----------        ----------         ------
At December 31, 1997....................................................          809,357         3,873,666         $15.20
1998
Additional authorized...................................................        3,165,000
Granted.................................................................       (1,952,886)        1,952,886         $15.78
Exercised...............................................................                           (716,330)        $11.99
Forfeited...............................................................          639,199          (639,199)        $17.42
Restricted stock grant..................................................           (7,500)                          $17.95
Unrestricted stock grant................................................           (9,000)                          $13.56
                                                                               ----------        ----------         ------
At December 31, 1998....................................................        2,644,170         4,471,023         $15.65
1999 (one month)
Exercised...............................................................                               (200)        $12.00
Forfeited...............................................................          109,792          (109,792)        $20.21
Unrestricted stock grant................................................           (9,000)                          $25.00
                                                                               ----------        ----------         ------
At January 31, 1999.....................................................        2,744,962         4,361,031         $15.54
2000
Granted.................................................................       (3,490,300)        3,490,300         $ 7.86
Exercised...............................................................                           (851,466)        $11.88
Forfeited...............................................................        2,168,284        (2,168,284)        $13.73
Unrestricted stock grant................................................           (6,000)                          $41.00
                                                                               ----------        ----------         ------
At January 31, 2000.....................................................        1,416,946         4,831,581         $11.04
                                                                               ==========        ==========         ======

     Related information for options outstanding and exercisable as of January 31, 2000 under the Plans is as follows:

                                                                  Options Outstanding                 Options Exercisable
                                                                  -------------------                 -------------------
                                                                       Weighted
                                                                       Average         Weighted                  Weighted
                                                                       Remaining       Average                   Average
                                                                       Contractual      Exercise                  Exercise
Ranges of Exercise Prices                                Shares           Life           Price        Shares       Price
-------------------------                                ------           ----           -----        ------       -----
$ 4.50-$6.94........................................      2,005,100       9.4           $ 5.77          30,600    $ 6.02
$7.50-$11.75........................................      1,225,622       8.6             9.75         319,997      9.50
$12.00-$15.69.......................................        689,505       7.3            12.41         192,828     12.16
$16.81-$29.50.......................................        714,754       6.2            18.58         255,447     18.44
$31.00-$54.25.......................................        196,600       8.0            40.67          93,900     47.51
                                                          ---------                                    -------
    Total...........................................      4,831,581       8.4           $11.04         892,772    $16.51
                                                          =========                                    =======

     The market value of the restricted shares awarded has been recorded as unearned compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting periods that range from one to five years. Amortization totaled $79,000, $259,000 and $194,000, for the years ending January 31, 2000 and December 31, 1998 and 1997, respectively. Amortization totaled $14,000 for the one month ended January 31, 1999.

Stock Purchase Plan

     Under the Company's 1993 Stock Purchase Plan, employees have the opportunity to purchase the Company's common stock. The price at which the employee may purchase the common stock is 85% of the last reported sale price of the Company's common stock on the Nasdaq National Market on the date the offering period commences or concludes, whichever is lower when rounded to the next highest sixteenth percentage. Offerings begin on June 1 and December 1 of each year and conclude on May 31 and November 30. During 1998, offerings began on January 1 and July 1 and concluded June 30 and November 30. Offerings prior to 1998 began on January 1 and July 1 of each year and concluded on June 30 and December 31, respectively. A total of 450,000 shares of common stock have been reserved under this plan, following the 1998 authorization of an additional 250,000 shares.

     Employees purchased 184,323, 128,199 and 43,912 shares under the plan, in fiscal 2000 and calendar 1998 and 1997, respectively, generating proceeds to the Company of $1,078,000, $1,355,000 and $998,000 in each of the three years, respectively. At January 31, 2000, 33,289 common shares remained available for issuance under the stock purchase plan.

     On February 14, 2000, the Board of Directors voted to recommend to the stockholders that the number of shares of common stock reserved under the plan be increased by 250,000, to 700,000. This recommendation will be voted upon by the stockholders at the Company's June 1, 2000 Annual Meeting.

Fair Value

     Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock plans based on the fair value method provided under SFAS 123. The fair value for the options described below was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for awards granted in fiscal 2000 and calendar 1998 and 1997. There were no grants in the one month ended January 31, 1999.

                                                                                       2000            1998            1997
                                                                                       ----            ----            ----
Risk-free interest rate.....................................................           5.37%           5.05%           5.95%
Expected life...............................................................      3.0 years       3.7 years       4.3 years
Expected volatility.........................................................             99%             66%             66%
Expected dividends..........................................................            0.0%            0.0%            0.0%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The total value of the awards granted during the years ended January 31, 2000 and December 31, 1998 and 1997, were computed as approximately $13,856,000, $16,005,000 and $6,780,000, respectively, which would be amortized over the vesting period of the options. As a result of the phase-in period allowed under SFAS 123, the effects on reported net income for fiscal 2000 and calendar 1998 and 1997 will not likely be representative of the effects in future years. The weighted average fair value of awards granted in fiscal 2000 and calendar 1998 and 1997 was estimated to be $4.62, $8.09 and $6.58, respectively. If the Company had accounted for these awards in accordance with fair value accounting proscribed under SFAS 123, the Company's pro forma net loss and loss per share would have been as follows:

                                                                           Year Ended
                                                                           January 31,      Years Ended December 31,
                                                                             2000             1998            1997
                                                                             ----             ----            ----
                                                                       (In thousands of dollars, except per share amounts)
Pro forma net loss...................................................         $(75,146)     $(28,380)        $(5,598)
Pro forma loss per share.............................................         $  (4.80)     $  (1.88)        $ (0.39)

Note 13.  Benefit Plan

     The Company has a 401(k)-retirement savings plan ("401(k) Plan"), covering substantially all of the Company's domestic employees. Eligible employees are permitted to make pre-tax contributions, up to 15% of their compensation subject to an annual limit. Under the 401(k) Plan, the Company may make contributions either in cash or common stock of the Company at the discretion of the Company's Board of Directors. The Company has authorized 100,000 shares for issuance under the Plan. The contribution may match in whole or in part the salary deferral contributions of the participants and/or represent additional profit-sharing contributions tied to the Company's net income performance. During the years ended January 31, 2000 and December 31, 1998 and 1997, the Company's total matching contribution amounted to approximately $1,137,000, $873,000 and $824,000, respectively. During the one month ended January 31, 1999, the Company's matching contribution amounted to $142,000. All of the Company matching contributions have been made in the form of cash, for all periods presented.

Note 14.  Commitments and Contingencies

Leases

     The Company has various lease agreements for office space and certain equipment under operating leases that expire between 2002 and 2007. The Company's office space leases include certain renewal and expansion options, escalation clauses for the Company's proportionate share of increases in building maintenance costs, and periods of free rent. During fiscal 2000, in connection with the restructuring (see Note 6), the Company commenced negotiations with the landlord of its corporate offices in Boston, to reduce the size and location of the office space under lease. On March 3, 2000, the Company and the landlord reached an agreement, which terminated the existing leases and provided for a new lease for a smaller space, effective May 1, 2000. The reduction in annual rental payments approximates $700,000 per year.
At January 31, 2000, after consideration of the amended lease arrangement, future minimum lease commitments for non-cancelable leases are as follows
(in thousands of dollars):

2001................................................................   $1,601
2002................................................................    1,455
2003................................................................    1,445
2004................................................................    1,367
2005................................................................    1,474
Thereafter..........................................................    2,677

     Rent expense was approximately $3,473,000, $3,251,000 and $2,732,000, for the years ended January 31, 2000 and December 31, 1998 and 1997, respectively. Rent expense was approximately $404,000 for the one month ended January 31, 1999.

Capital Lease Obligations

     The Company leases certain machinery and equipment under a capital lease, which is secured by the equipment acquired. As of January 31, 2000, scheduled future minimum payments approximate $93,000 in both fiscal 2001 and 2002 and $61,000 in fiscal 2003. Of the total future minimum payments of $247,000,
approximately $30,000 represents interest charges.   Net of interest charges,
the current portion of future minimum payments is $75,000, and the long term portion is $142,000.

     Equipment subject to capital leases totaled $243,000 and accumulated depreciation on the leased equipment totaled $40,000 at January 31, 2000.

Commitments under Distributor Agreement

     During 1998, the Company entered into a distribution agreement with an international distributor that provided the distributor with guaranteed levels of net receipts, as defined by the agreement, for specified geographic areas (primarily Australia, New Zealand, and certain countries in the Far East), of $2,000,000 for each calendar year ended December 31, 1999 and 2000. As of December 31, 1998, management believed that the distributor would not be able to achieve the defined level of net receipts from the agreement territory in either year. Therefore, the Company recorded a charge to sales and marketing expense of $4,000,000. This obligation is included in accrued liabilities on the accompanying balance sheet for 1998. The Company had outstanding irrevocable stand-by letters of credit with terms of one to two years totaling $4,004,000 at December 31, 1998 supporting this guarantee. The Company had restricted marketable securities totaling $6,526,000 at December 31, 1998 supporting the letters of credit.

     On September 14, 1999, the Company negotiated a release of the outstanding commitments with the international distributor. Under this release, the Company paid the international distributor $606,000 from available cash and cancelled the distribution agreement. Additionally, the stand-by letters of credit were terminated, allowing the restriction on the marketable securities to be lifted. Furthermore, as a result of the release, the Company took a credit to sales and marketing expenses in the third quarter of fiscal 2000 of approximately $3,093,000 for expenses that were recorded in 1998. Finally, a separate cash payment of approximately $3,200,000 paid to the Company in January 1999 under a cancelled purchase order, was repaid to the international distributor at the time of execution of the release of the 1998 distribution agreement.

Pending Litigation

     During February 1999, certain shareholders of Inso filed seven putative class action lawsuits against Inso and certain of Inso's officers and employees in the United States District Court for the District of Massachusetts. The lawsuits were captioned as follows: Michael Abramsky v. Inso Corporation, et al., Civ. Action No. 99-10193; Richard B. Dannenberg v. Inso Corporation, et al., Civ. Action No. 99-10195; Jack Smith v. Inso Corporation et al., Civ. Action No. 99-10208; Chavy Weisz v. Inso Corporation, et al., Civ. Action No. 99-10200; Robert C. Krauser v. Inso Corporation, et al., Civ. Action No. 99-10366; Jean-Marie Larcheveque v. Inso Corporation, et al., Civ. Action No. 99-10299; and Thomas C. McGrath v. Inso Corporation, et al., Civ. Action No. 99-10389. These lawsuits were filed following our announcement on February 1, 1999 that we planned to restate our revenues for the first three quarters of 1998. Each of the complaints asserted claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act. On April 5, 1999, the seven class action lawsuits that were filed against us were consolidated into one lawsuit entitled In Re Inso Corporation, Civil Action No. 99-10193-WGY.

     The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek
unspecified damages.    We believe the claims are subject to meritorious
defenses, which we plan to assert during the lawsuit. On September 29, 1999, we entered into an insurance agreement with a major AAA-rated insurance carrier pursuant to which the insurance carrier assumed complete financial responsibly for the defense and ultimate resolution of the lawsuit. A net charge to our fiscal year 2000 consolidated results of $13,451,000 was taken in connection with the insurance agreement.

     As soon as we discovered that it could be necessary to restate certain of our financial results for the first three quarters of 1998, we immediately and voluntarily provided this information to the U.S. Securities and Exchange Commission. On June 2, 1999, we were informed that the U.S. Securities and Exchange Commission had issued a Formal Order of Private Investigation in connection with matters relating to Inso's previously announced restatement of its 1998 financial results. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the Formal Order of Private Investigation will not have a material adverse impact on our financial condition and results of operations.

     On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against Inso in the United States Bankruptcy Court for the Western District of New

York. The lawsuit is captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-2177. The complaint seeks turnover of purported property of the estates and damages for Inso's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, we filed our Answer and Demand for Jury Trial. Also, on August 19, 1999, we filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted our motion for the purposes of dispositive motions and trial. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

     During February 2000, certain shareholders of Inso filed two putative class action lawsuits against Inso and certain of Inso's officers and employees in the United States District Court for the District of Massachusetts. The lawsuits are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. Both complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

Note 15. Operations by Industry Segment and Geographic Area

     In the second quarter of fiscal 2000, the Company announced the implementation of a new divisional structure, which resulted in the decentralization of certain administrative and sales functions to improve the customer focus of the Company. This action was implemented in the second quarter of fiscal 2000. As a result, the Company was restructured into the following operating segments: Product Data Management ("PDM"), eBusiness Technologies ("eBT"), and Information Exchange ("IED"). A fourth operating segment, Lexical and Linguistic, was sold to Lernout & Hauspie Speech Products N.V. in April 1998 (see Note 5). As such, all prior period segment data has been recast to reflect the new division structure. Each of the identified operating segments disclosed represent the divisions for which the Company manages.

     The PDM segment information below for all periods presented includes the operations of the DynaText/DynaWeb and ViewPort browser technologies sold to Enigma on October 29, 1999 (see Note 5). The balance of the PDM division was sold effective January 5, 2000 (see Note 5).

     Each segment's profit and loss for the years ended January 31, 2000 and December 31, 1998, reflects all income and losses, except for the items shown in the reconciliation information below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment Disclosure

                                                                     Year Ended January 31, 2000
                                                                     ---------------------------

                                                            eBT             IED            PDM           Totals
                                                       --------------  -------------  -------------  --------------
                                                                        (In thousands of dollars)
Revenues from external customers.....................       $ 12,329         $26,255      $ 26,096        $ 64,680
Depreciation and amortization expense................          4,245           3,760         6,589          14,594
Segment profit (loss)................................        (16,679)          6,263       (12,997)        (23,413)
Segment assets.......................................         15,038          17,631             -          32,669

                                                                     Year Ended December 31, 1998
                                                                     ----------------------------
                                                                                             Lexical
                                                                                               and
                                                           eBT          IED        PDM      Linguistic   Totals
                                                       ------------  ---------  ----------  ----------  ---------
                                                                        (In thousands of dollars)
Revenues from external customers.................          $ 9,935     $28,633    $14,551       $6,975    $60,094
Depreciation and amortization expense............            1,477       3,154      4,580          494      9,705
Segment profit (loss)............................           (2,111)      7,922     (7,499)       3,608      1,920
Segment assets...................................           15,019      26,272     51,291            -     92,582

                                                                     Year Ended December 31, 1997
                                                                     ----------------------------
                                                                                              Lexical
                                                                                                and
                                                           eBT          IED         PDM      Linguistic   Totals
                                                       ------------  ---------  -----------  ----------  ---------
                                                                        (In thousands of dollars)
Revenues from external customers................           $   324     $31,362     $16,117      $34,066    $81,869
Depreciation and amortization expense...........               486       2,873       3,237        2,303      8,899
Segment profit (loss)...........................            (2,158)     13,049      (6,549)      14,713     19,055
Segment assets..................................             1,719      36,796      11,250       14,101     63,866

Enterprise-Wide Disclosures
Geographic Information

                                                                                          2000        1998        1997
                                                                                         -------     -------     -------
Revenues:                                                                                   (In thousands of dollars)
United States.....................................................................       $43,482     $45,696     $64,790
Foreign countries.................................................................        21,198      14,398      17,079
                                                                                         -------     -------     -------
Consolidated Total................................................................       $64,680     $60,094     $81,869
                                                                                         =======     =======     =======

     Revenues are attributed to countries based on the location of the customer.

     As of January 31, 2000, and December 31, 1998, the Company's long-lived assets were primarily located in the Company's United States operations. The long-lived assets located in foreign countries were less than 5% of consolidated assets.

Reconciliation Information
Profit or loss

                                                                                          2000          1998           1997
                                                                                      --------      --------        -------
                                                                                            (In thousands of dollars)
Total external profit or loss for reportable segments..........................       $(23,413)     $  1,920        $19,055
Purchased in-process research and development..................................              -       (21,900)        (6,100)
Restructuring expenses.........................................................        (11,068)            -         (5,848)
Special charges................................................................        (28,103)            -              -
Gain on sale of assets.........................................................         12,212        13,289              -
Net investment income..........................................................          1,721         4,682          4,376
Write-down of Information Please LLC...........................................         (2,655)            -              -
Unallocated corporate and other expenses.......................................        (10,530)      (18,595)        (8,979)
                                                                                      --------      --------        -------
Consolidated (loss) income before provision for income taxes...................       $(61,836)     $(20,604)       $ 2,504
                                                                                      ========      ========        =======

Reconciliation Information
Assets

                                                                                                    2000          1998
                                                                                                   -------      --------
                                                                                                 (In thousands of dollars)
Total assets for reportable segments........................................................       $32,669      $ 92,582
Cash and equivalents and marketable securities..............................................        36,010        54,057
Restricted marketable securities............................................................             -         6,526
Total assets for unallocated corporate and other functions..................................        11,910        10,054
                                                                                                   -------      --------
Consolidated total assets...................................................................       $80,589      $163,219
                                                                                                   =======      ========

Note 16. Subsequent Events

     On April 11, 2000, the Company announced that as part of its review of strategic alternatives, which began in February 2000, the Board of Directors determined that the most appropriate means to enhance shareholder value is for the Company to remain independent and to focus all of its energies on its DynaBase dynamic Web publishing system. As a result, the Company will pursue the divestiture of its other assets, including the Information Exchange Division.

     In line with this decision, the Company will immediately begin a corporate reorganization designed to concentrate its operations in the DynaBase business, which is a part of the eBusiness Technologies ("eBT") division. As part of this management reorganization, the Company will close its headquarters in Boston during May and will consolidate all corporate functions in Providence at eBT's current offices. As a result, the majority of the Boston-based corporate personnel will leave the Company in May, with a small number of personnel relocating to Providence.

     The Company's Board of Directors has determined that the Information Exchange Division should be separated from the DynaBase business. Accordingly, the Company is seeking acquirers for IED, which will be operated separately pending such a transaction.

Inso Corporation
Schedule II. Valuation and Qualifying Accounts
Years ended January 31, 2000, December 31, 1998 and 1997 and one month ended January 31, 1999

                              Balance at   Additions       Additions                                     Balance
                              beginning      due to     charged to costs    Amounts       Reductions      at end
                               of year    acquisitions    and expenses    written off    due to sales    of year
                              ----------  ------------  ----------------  ------------   ------------   ----------
2000
Allowance for doubtful
 accounts...................  $1,938,000      $      -        $1,217,000  $  (751,000)      $(944,000)  $1,460,000
Allowance for returns and
 refunds....................   2,041,000             -           791,000   (1,153,000)              -    1,679,000
                              ----------      --------        ----------  -----------   -------------   ----------
Total.......................  $3,979,000      $      -        $2,008,000  $(1,904,000)      $(944,000)  $3,139,000

1999 (one month)
Allowance for doubtful
 accounts...................  $2,043,000      $ 25,000        $        -  $  (130,000)  $           -   $1,938,000
Allowance for returns and
 refunds....................   2,063,000             -                 -      (22,000)              -    2,041,000
                              ----------      --------        ----------  -----------   -------------   ----------
Total.......................  $4,106,000      $ 25,000        $        -  $  (152,000)  $           -   $3,979,000

1998
Allowance for doubtful
 accounts...................  $1,662,000      $438,000        $  506,000  $  (563,000)  $           -   $2,043,000
Allowance for returns and
 refunds....................     748,000             -         2,538,000   (1,223,000)              -    2,063,000
                              ----------      --------        ----------  -----------   -------------   ----------
Total.......................  $2,410,000      $438,000        $3,044,000  $(1,786,000)  $           -   $4,106,000

1997
Allowance for doubtful
 accounts...................  $1,233,000      $138,000        $  721,000  $  (430,000)  $           -   $1,662,000
Allowance for returns and
 refunds....................     561,000             -           391,000     (204,000)              -      748,000
                              ----------      --------        ----------  -----------   -------------   ----------
Total.......................  $1,794,000      $138,000        $1,112,000  $  (634,000)  $           -   $2,410,000

                          Item 14(a)3. Exhibit Index


Exhibit                                                Description                                                    Page
-------                                                -----------                                                    ----
     2.1   Share Exchange Agreement and Agreement and Plan of Merger among Inso Corporation, Tabasco Corp.,              *
           Sherpa Systems Corporation and The Selling Stockholders named therein, incorporated by reference to
           Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 4, 1998, filed with the
           Commission on December 18, 1998.

     2.2   Asset Purchase Agreement dated March 31, 1998, by and among Inso Corporation, Inso Dallas                     *
           Corporation, Inso Florida Corporation and Lernout & Hauspie Speech Products N.V., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 23, 1998, filed with the Commission on May 7, 1998.

     2.3   Purchase and Sale Agreement dated October 18, 1999, by and among Inso Corporation, Inso Providence            *
           Corporation and ViewPort Development AB and Enigma Information Systems Ltd. and Enigma, Inc. and the
           First Amendment of the Purchase and Sale Agreement dated as of October 28, 1999 by and among Enigma
           Information Systems Ltd. and Enigma Information Retrieval Systems, Inc. and Inso Corporation, Inso
           Providence Corporation and ViewPort Development AB, incorporated by reference to Exhibit 2.1 to the
           Company's Current Report on Form 8-K dated October 29, 1999, filed with the Commission on November
           15, 1999.

     2.4   Stock Purchase Agreement dated January 5, 2000, between Inso Corporation and Structural Dynamics              *
           Research Corporation, incorporated by reference to Exhibit 2.1 to the Company's Current Report on
           Form 8-K dated January 5, 2000, filed with the Commission on January 20, 2000.

     3.1   Restated Certificate of Incorporation of the Company dated June 21, 1996, incorporated by reference           *
           to Exhibit 4.1 to Registration Statement Number 333-06845 on Form S-8 filed with the Commission on
           June 26, 1996.

     3.2   Restated By-laws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Annual             *
           Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March
           31, 1999.

     4.1   Proof of Common Stock Certificate of the Company, incorporated by reference to Exhibit 4 to the               *
           Registration Statement No. 33-73996 on Form S-1 filed with the Commission on January 12, 1994 (the
           "Form S-1").

     4.2   Rights Agreement, dated July 11, 1997, by and between Inso Corporation and State Street Bank & Trust          *
           Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company's Current Report on
           Form 8-K dated July 11, 1997, filed with the Commission on July 16, 1997.

     4.3   Amendment No. 1 to Rights Agreement, dated as of October 27, 1999, by and between Inso Corporation            *
           and State Street Bank & Trust Company, as Rights Agent, incorporated by reference to Exhibit 2 to the Company's Registration Statement of Form 8A/A, filed with the Securities and Exchange Commission on October 28, 1999.

   +10.1   Inso Corporation 1993 Stock Purchase Plan, as amended, incorporated by reference to Exhibit 10.1 to           *
           the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the
           Commission on March 31, 1999.

   +10.2   Inso Corporation 1993 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.4 to          *
           the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

   +10.3   Inso Corporation 1996 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the
           Commission on March 31, 1999.

   +10.4   Inso Corporation 1996 Non-employee Director Plan, as amended, incorporated by reference to Exhibit            *
           10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999.

   +10.5   Inso Corporation Restated 401(k) Plan dated October 1, 1997, incorporated by reference to Exhibit             *
           10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999.

    10.6   Office Lease, dated November 30, 1994, by and between the Company and MBL Life Assurance Corporation,         *
           incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1995.

    10.7   Lease to Premises, dated December 27, 1995, by and between Inso Chicago Corporation and International         *
           Business Machines Corporation, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

    10.8   Lease to Premises, dated March 6, 1997, by and between Inso Providence Corporation and The Foundry
           Associates, L.P., incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999.

   +10.9   Pledge Agreement, dated December 16, 1997, by and between the Company and Bruce G. Hill,                      *
           incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the
           fiscal year ended December 31, 1997.

   +10.10  Form of Management Retention Agreement by and between Inso Corporation and certain of its corporate           *
           officers, incorporated by reference to the Exhibit 10.11 to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999.

   +10.11  Agreement and Release between Michael Melody and the Company dated April 2, 1999, incorporated by             *
           reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999, filed with the Commission on June 14, 1999.

   +10.12  Agreement and Release between Graham Marshall and the Company dated May 6, 1999, incorporated by              *
           reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July
           31, 1999, filed with the Commission on September 14, 1999.

   +10.13  Amended and Restated Separation Agreement and Release between Paul A. Savage and the Company dated            *
           June 10, 1999, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
           10-Q for the quarter ended July 31, 1999, filed with the Commission on September 14, 1999.

   +10.14  Amended and Restated Separation Agreement and Release between Betty J. Savage and the Company dated           *
           June 11, 1999, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
           10-Q for the quarter ended July 31, 1999, filed with the Commission on September 14, 1999.

   +10.15  Agreement Relating to Warrants of Inso Corporation dated June 22, 1999, incorporated by reference to          *
           Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, filed with the Commission on September 14, 1999.

   +10.16  Separation Agreement and Release by and between Steven R. Vana-Paxhia and the Company dated                   *
           September 28, 1999, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended October 31, 1999, filed with the Commission on December 15, 1999.

   +10.17  Employment Agreement by and between Stephen O. Jaeger and the Company dated as of April 1, 1999,              *
           incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended October 31, 1999, filed with the Commission on December 15, 1999.

   +10.18  Letter Agreement by and between Paul R. Anderson and the Company dated as of October 6, 1999,                 *
           incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended October 31, 1999, filed with the Commission on December 15, 1999.

   +10.19  Catastrophic Equity Protection Insurance Policy Number 859-62-16 by and between Illinois National             *
           Insurance Company and the Company, incorporated by reference to Exhibit 10.4 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended October 31, 1999, filed with the Commission on
           December 15, 1999.

    21     List of Subsidiaries.

    23.1   Consent of Ernst & Young LLP.

    27     Financial Data Schedule

____________

*    Incorporated herein by reference.
+ Management contract or compensatory plan or arrangement filed herewith, or incorporated by reference, in response to Item 14(a)3 of the instructions to Form 10-K.