Form 10-Q
period 2000-04-30
INSO CORP
filed 2000-06-14
CIK 917471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              April 30, 2000
                               ------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------

Commission File Number:                              000-23384
                           ----------------------------------------------------

                               INSO CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                            04-3216243
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


     299 Promenade Street, Providence, RI                   02908
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (401) 752 - 4400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                      31 St James Avenue, Boston, MA 02116
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  X              No
                                             --------          ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at June 7, 2000
------------------------------------------     -------------------------------
Common Stock (par value $.01 per share)                     16,877,085



                                INSO CORPORATION
                                 FORM 10-Q INDEX

                                                                       Page No.
                                                                       --------
Part I.    Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
           April 30, 2000 and January 31, 2000                                3

           Condensed Consolidated Statements of Operations
           Three Months Ended April 30, 2000 and 1999                         4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended April 30, 2000 and 1999                         5

           Notes to Condensed Consolidated Financial Statements            6-11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12-16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        16


Part II.   Other Information

Item 1.    Legal Proceedings                                              17-18

Item 4.    Submission of Matters to a Vote of Security Holders            18-19

Item 6.    Exhibits and Reports on Form 8-K                                  19

           Signatures                                                        20

                                INSO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 2000 AND JANUARY 31, 2000
                                    Unaudited
                      (In thousands, except share amounts)

                                                                                                    April 30,           January 31,
                                                                                                       2000                 2000
                                                                                                       ----                 ----
                                           ASSETS
                                           ------
Current assets:
   Cash and cash equivalents                                                                        $  28,541             $  31,408
   Marketable securities                                                                                3,858                 4,602
   Accounts receivable, net of allowances of $3,335 and $3,139,
       respectively                                                                                    13,554                14,469
   Receivables from asset sales                                                                         5,723                 5,723
   Prepaid expenses and other current assets                                                            1,439                 2,719
                                                                                                    ---------             ---------
        Total current assets                                                                           53,115                58,921
Property and equipment, net                                                                             4,631                 5,034
Product development costs, net of accumulated amortization of $12,401,
       and $11,375, respectively                                                                        9,981                10,402
Excess of costs over net assets acquired, net of accumulated amortization of
       $4,948 and $4,628, respectively                                                                  1,798                 2,055
Other intangible assets, net of accumulated amortization of $1,935 and
       $1,860, respectively                                                                               865                 1,005
Long-term accounts receivable                                                                             810                   877
Licensed technology and advances, net                                                                   2,096                 2,295
                                                                                                    ---------             ---------
TOTAL ASSETS                                                                                        $  73,296             $  80,589
                                                                                                    =========             =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
Current liabilities:
   Accounts payable                                                                                 $     552             $   1,295
   Accrued liabilities                                                                                  8,537                 8,910
   Accrued salaries, commissions and bonuses                                                            6,381                 4,924
   Unearned revenue                                                                                     7,319                 8,205
   Royalties payable and other current liabilities                                                        117                   131
                                                                                                    ---------             ---------
      Total current liabilities                                                                        22,906                23,465

Other liabilities, long term                                                                            1,216                 1,235
Unearned revenue, non-current portion                                                                     458                   517
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
   Common stock, $.01 par value; 50,000,000 shares authorized; 16,766,423 and
      16,588,773 shares issued at April 30, 2000 and January 31, 2000, respectively                       168                   165
   Capital in excess of par value                                                                     156,801               156,098
   Accumulated deficit                                                                               (107,405)             (100,633)
                                                                                                    ---------             ---------
                                                                                                       49,564                55,630
   Unamortized value of restricted shares                                                                (590)                 --
   Notes receivable from stock purchase agreements                                                       (200)                 (200)
   Treasury stock, at cost, 5,075 shares at April 30, 2000 and January 31, 2000                           (58)                  (58)
                                                                                                    ---------             ---------
        Total stockholders' equity                                                                     48,716                55,372
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $  73,296             $  80,589
                                                                                                    =========             =========

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 and 1999
                                    Unaudited
               (In thousands, except share and per share amounts)

                                                                                      April 30,          April 30,
                                                                                         2000              1999
                                                                                         ----              ----
Revenues:
   Product licenses                                                                          $7,825          $6,169
   Services                                                                                   2,465           5,325
                                                                                        -----------       ---------
   Total revenues                                                                            10,290          11,494

Cost of revenues:
   Product licenses                                                                           1,378           3,110
   Services                                                                                   1,533           3,197
                                                                                        -----------       ---------
   Total cost of revenues                                                                     2,911           6,307
                                                                                        -----------       ---------
Gross profit                                                                                  7,379           5,187
Operating expenses:

   Sales and marketing                                                                        5,168           8,599
   Product development                                                                        3,809           7,954
   General and administrative                                                                 3,683           6,245
   Amortization of intangible assets                                                            321           1,361
   Restructuring expenses                                                                     1,835             481
   Special charges                                                                               -            2,973
                                                                                        -----------       ---------
       Total operating expenses                                                              14,816          27,613
                                                                                        -----------       ---------
Operating loss                                                                               (7,437)        (22,426)
Non-operating income (expense):
  Net investment and other income                                                               665             441
                                                                                        -----------       ---------

Loss before provision for income taxes                                                       (6,772)        (21,985)

Provision (benefit) for income taxes                                                              -              -
                                                                                        -----------       ---------

Net loss*                                                                                   $(6,772)       $(21,985)
                                                                                        ===========       =========

Loss per share                                                                               $(0.41)         $(1.42)
                                                                                             =======         =======

Weighted average shares outstanding                                                          16,596          15,509

 * Net loss approximates comprehensive loss for both periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                    Unaudited
                            (In thousands of dollars)


                                                                                         April 30,       April 30,
                                                                                           2000            1999
                                                                                           ----            ----
Cash flows provided by (used in) operating activities:
  Net loss                                                                                  $(6,772)       $(21,985)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                                                               517           1,053
     Amortization                                                                             1,683           3,688
     Non-cash stock compensation expense                                                         10               -
     Other non-cash expenses, net                                                               (75)              -
                                                                                           ----------    ----------
                                                                                             (4,637)        (17,244)
  Changes in operating assets and liabilities:
     Accounts receivable                                                                        982           5,463
     Prepaid expenses and other current assets                                                1,553             433
     Accounts payable and accrued liabilities                                                (1,116)          1,832
     Accrued salaries, commissions and bonuses                                                1,457           3,222
     Other assets and liabilities                                                              (959)          1,623
                                                                                          ----------      ---------
         Net cash used in operating activities                                               (2,720)         (4,671)

Cash flows provided by (used in) investing activities:
    Property and equipment expenditures                                                        (299)           (487)
    Capitalized product development costs                                                      (683)         (1,026)
    Acquisitions, net of cash acquired                                                            -          (1,498)
    Net proceeds from sales of marketable securities                                            744           3,778
                                                                                          ----------      ---------
          Net cash provided by (used in) investing activities                                  (238)            767

Cash flows provided by financing activities:
   Net proceeds from exercise of stock options                                                  106               -
   Proceeds from the payment of notes receivable underlying
          Stock Purchase Agreements                                                               -             146
   Payments under capital lease obligations                                                     (15)           (255)
                                                                                              ------      ----------
           Net cash provided by (used in) financing activities                                   91            (109)

Net decrease in cash and cash equivalents                                                    (2,867)         (4,013)
Cash and cash equivalents at beginning of period                                             31,408           9,517
                                                                                           --------          ------
Cash and cash equivalents at end of period                                                  $28,541          $5,504
                                                                                            =======       =========
Supplemental disclosure of non-cash financing activities:
  Issuance of restricted stock as employee compensation                                       $(600)            $ -

See accompanying notes to unaudited condensed consolidated financial statements.

                                INSO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 April 30, 2000

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three-month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period, or for the fiscal year ending January 31, 2001.

         The balance sheet at January 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2000.

         Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Note 2.  Recent Accounting Pronouncements

         In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-9 (SOP 98-9) "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions" effective for fiscal years beginning after March 15, 1999. SOP 98-9 defines vendor-specific objective evidence of fair value in connection with software revenue recognition. The adoption of SOP 98-9 did not have a material impact on the Company's financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amended the effective date of SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this standard is not anticipated to have a material impact on the Company's financial position or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements," which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company does not believe that the adoption of SAB 101 will have a material effect on the Company's financial position or results of operations.

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.


Note 3.  Earnings Per Share

         Basic earnings per share is calculated based on the weighted average number of common shares outstanding. Options to purchase shares of common stock, for the three months ended April 30, 2000 and 1999 were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

         The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. We believe the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. On September 29, 1999, we entered into an insurance agreement with a major AAA-rated insurance carrier pursuant to which the insurance carrier assumed complete financial responsibly for the defense and ultimate resolution of the lawsuit. A net charge to our fiscal year 2000 consolidated results of $13,451,000 was recorded in connection with the insurance agreement.

         On May 26, 2000, the Company announced that it had entered into an agreement to settle the consolidated securities class action. The settlement provides that all claims against INSO and its former Chief Executive Officer, Chief Financial Officer and Controller will be dismissed. In agreeing to the proposed settlement, the Company and the individual defendants specifically deny any wrongdoing. The settlement is subject to certain customary conditions, including preliminary and final approval by the United States District Court for the District of Massachusetts and notice to the class.

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

Note 5.  Divestitures

Sale of DynaText

         On October 29, 1999, the Company sold its DynaText/DynaWeb stand-alone technical document-publishing component of its Product Data Management ("PDM") Division, along with its ViewPort browser technology assets, for $14,750,000. The sale was in the form of a stock purchase by Enigma Information System Ltd. and its subsidiary, Enigma Information Retrieval Systems, Inc., (collectively "Enigma") of all of the outstanding stock of two wholly owned subsidiaries of the Company, Inso Providence Corporation and ViewPort Development AB. In connection with the disposition, the Company retained the accounts receivable directly associated with the DynaText/DynaWeb and ViewPort browser technologies. The proceeds of the sale were $9,000,000 in cash and $5,750,000 in the form of a promissory note, due and payable by April 30, 2000. The promissory note was secured by a Stock Pledge Agreement of the stock of Inso Providence Corporation. In connection with this transaction, the Company recorded direct transaction costs and other accruals for costs directly associated with the sale. As a result, the Company reported a gain of $14,549,000. The transaction created a capital loss for federal tax purposes, which will be carried forward to future periods.

         On January 27, 2000 the Company and Enigma amended the terms of the agreement and related promissory note. Enigma paid $4,500,000 in cash to the Company and deposited $1,200,000 into an interest bearing escrow account. In return, the Company released the security for the promissory note. The Company anticipates receiving approximately $1,000,000 of the escrow, after certain adjustments, in the second quarter of fiscal 2001.

Sale of PDM Division

         On January 5, 2000, the Company sold the remaining interest in its PDM Division to Structural Dynamics Research Corporation ("SDRC") for $6,000,000 in cash plus assumption of liabilities. The transaction was in the form of a stock purchase of all of the outstanding stock of the Company's subsidiaries Sherpa Systems Corporation, and Inso France Development S.A. (formerly AIS Software, S.A.). The proceeds received from the sale totaled $5,000,000 in cash at the time of the closing, and $1,000,000 was placed in a supplemental closing fund to be paid no later than 90 days after the first anniversary of the closing date. The selling price is subject to adjustment based on the net worth of the business at closing. The net worth of the business on the closing balance sheet, as agreed to by SDRC and the Company, is expected to result in an additional payment of approximately $3,200,000, which is anticipated to be received in the second quarter of fiscal 2001. After direct transaction costs, the loss on the sale of PDM was $2,337,000. The transaction created a capital loss for federal tax purposes, which will be carried forward to future periods.

Note 6.  Restructuring Expenses

         On April 11, 2000, the Company adopted a restructuring plan under which the Company would focus its energies on its eBusiness Technologies' ("eBT") Web Content Management and Workflow product line, and pursue divestiture of certain assets, including the Information Exchange Division. The plan included the consolidation of the Company's Boston headquarters into the Providence, Rhode Island offices of its eBusiness Technologies ("eBT") division. In connection with this reorganization, approximately 18 administrative employees, and four executive officers, were terminated or resigned in May 2000. As a result of this plan, the Company recorded a charge of $1,930,000 for severance costs in the first quarter of fiscal 2001. The charge was reduced by net proceeds to be received on the disposal of certain fixed assets located at the Boston headquarters in connection with the move. As of April 30, 2000, accrued liabilities of approximately $1,930,000 remain relating to this restructuring charge.

         The Company incurred $481,000 in restructuring expenses in the first quarter of the fiscal year ended January 31, 2000 ("fiscal 2000") relating to the closure of the Company's Kansas City location, primarily for severance for 11 terminated employees. The entire balance was paid in full during fiscal 2000.

         As of April 30, 2000, the Company had an accrual of approximately $259,000 related to its July 1999 restructuring plan which was aimed at reducing then-current operating costs, as well as supporting the Company's new divisional structure. This restructuring plan included a work force reduction of 105 employees, including 10 executives or managers, the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations, as well as a change in focus away from certain products. As a result of the restructuring plan, the Company recorded an initial charge of $6,234,000 to the fiscal 2000 second quarter results, which was subsequently adjusted in the fourth quarter, increasing the total charge to $6,390,000. Approximately $3,093,000 of this charge represented non-cash write-downs of capitalized product development costs and intangibles for discontinued products and support assets located at closed facilities. The activity impacting the accrual related to restructuring charges during the three months ended April 30, 2000 is summarized in the following table:


                                                                   Accrual Balance     Payments    Accrual Balance
                                                                   January 31, 2000      Made      April 30, 2000
                                                                   ----------------      ----      --------------
                                                                              (In thousands of dollars)
Cash charges:
-------------
Severance for administrative, sales and development positions.....         $214               $35              $179
Closure/combination of domestic and international administrative
   and sales facilities...........................................          192               112                80
                                                                            ---               ---                --
Total.............................................................         $406              $147              $259
                                                                           ====              ====              ====

         As of April 30, 2000, the Company had an accrual of approximately $267,000 related to its October 1999 plan of restructuring, which was aimed at reducing then-current operating costs at the Company's PDM division. The restructuring plan included a PDM workforce reduction of 51 employees, including 9 executives or managers, the consolidation of the PDM division's sales, service and support organizations, the consolidation of PDM development facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also called for a change in focus away from certain development activities. As a result of the restructuring plan, the Company recorded an initial charge of $4,290,000 to the fiscal 2000 third quarter results, which was subsequently adjusted in the fourth quarter, decreasing the total charge to $4,198,000. Approximately $2,570,000 of this charge represented non-cash write-downs of licensed technology for discontinued products and support assets located at closed facilities. The activity impacting the accrual related to restructuring charges during the three months ended April 30, 2000 is summarized in the following table:

                                                                  Accrual Balance     Payments       Accrual Balance
                                                                  January 31, 2000      Made         April 30, 2000
                                                                  ----------------      ----         --------------
                                                                             (In thousands of dollars)
Cash charges:
------------
Severance for administrative, sales and development
  positions................................................             $630                $363           $267


Note 7.  Special Charges

         As of April 30, 2000, the Company had an accrual of approximately $2,192,000 related to the special charges incurred during fiscal 2000. For the fiscal year ended January 31, 2000, the Company incurred $28,103,000 of special charges, $2,973,000 of which was recorded in the three months ended April 30, 1999. Of the total amount incurred during the first quarter of fiscal 2000, approximately $1,000,000 related to professional fees incurred in connection with the Company's investigation of errors and irregularities and restatement of its 1998 financial results and approximately $2,000,000 related to severance and other costs incurred for certain executive, management, and other staff terminations or resignations.

         Included in the special charges in fiscal 2000 were $1,527,000 in professional fees, $13,451,000 for net premium costs and related professional advisory fees for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999, as well as $2,320,000 for severance costs of certain employees who were terminated or resigned. Additionally, approximately $10,805,000 of the special charges related to the write-down of intangible assets and capitalized software costs, substantially all attributable to the Company's PDM division, to their estimated fair values. The activity impacting the accrual related to this charge during the three months ended April 30, 2000 is summarized in the following table:

                                                                     Accrual Balance    Payments    Accrual Balance
                                                                     January 31, 2000     Made      April 30, 2000
                                                                     ----------------     ----      --------------
                                                                               (In thousands of dollars)
Cash charges:
------------
Professional fees associated with restatement of 1998 results,
   lawsuits and SEC investigation..................................               $500        $127              $373
Net insurance premiums and other costs related to class action
   litigation initiated against the Company in February 1999 ......              1,000           -             1,000
Severance for certain executive, management and other staff........              1,072         253               819
                                                                                 -----         ---               ---
Total..............................................................             $2,572        $380            $2,192
                                                                                ======        ====            ======

Note 8.  Operations by Industry Segment

         In the second quarter of fiscal 2000, the Company announced the implementation of a new divisional structure, which resulted in the decentralization of certain administrative and sales functions to improve the customer focus of the Company. This action was implemented in the second quarter of fiscal 2000. As a result, the Company was restructured into the following operating segments: Product Data Management ("PDM"), eBusiness Technologies ("eBT"), and Information Exchange ("IED"). As such, the prior period segment data has been recast to reflect the new divisional structure. Each of the identified operating segments disclosed represents the divisions for which the Company manages. The Company evaluates performance and allocates resources based on profit and loss before special charges, income taxes, certain administrative expenses, and interest earned on the Company's investments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.

         The PDM segment information below for the prior year period includes the operations of the DynaText/DynaWeb and ViewPort browser technologies sold to Enigma on October 29, 1999 (see Note 5). The balance of the PDM division was sold effective January 5, 2000 (see Note 5).

         Each segment's profit and loss for the three months ended April 30, 2000 and 1999, reflects all income and losses, except for the items shown in the reconciliation information below.

Segment Disclosure

                                                                              Three Months Ended April 30, 2000
                                                                              ---------------------------------
                                                                              eBT            IED          Totals
                                                                              ---            ---          ------
                                                                                 (In thousands of dollars)
Revenues from external customers........................................      $4,420        $5,870         $10,290
Depreciation and amortization expense...................................       1,022           878           1,900
Segment profit (loss)...................................................      (4,185)          757          (3,428)
Segment assets..........................................................      14,502        19,063          33,565
                                                                              Three Months Ended April 30, 1999
                                                                              ---------------------------------
                                                                           eBT       IED        PDM       Totals
                                                                           ---       ---        ---       ------
                                                                                 (In thousands of dollars)
Revenues from external customers....................................      $713     $5,366     $5,415     $11,494
Depreciation and amortization expense...............................     1,268        948      2,074       4,290
Segment profit (loss)...............................................    (6,715)       379     (6,942)    (13,278)
Segment assets......................................................    16,436     19,632     45,858      81,926

Reconciliation Information
Profit or loss
                                                                                             2000          1999
                                                                                             ----          ----
                                                                                        (In thousands of dollars)
Total external loss for reportable segments............................................      $(3,428)    $(13,278)
Restructuring expenses.................................................................       (1,835)        (481)
Special charges........................................................................            -       (2,973)
Net investment income..................................................................          665          441
Unallocated corporate and other expenses...............................................       (2,174)      (5,694)
                                                                                        -------------  -----------
Consolidated loss before provision for income taxes....................................      $(6,772)    $(21,985)
                                                                                        =============  ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999
-------------------------------------------------------------------------------

Revenues for the three months ended April 30, 2000 totaled $10,290,000, a decrease of $1,204,000, or 10%, from the $11,494,000 reported for the three months ended April 30, 1999. Total revenues for the fiscal quarter ended April 30, 1999 included revenues of $5,415,000 from our former Product Data Management ("PDM") division, which was sold in two separate transactions in October 1999 and January 2000. Excluding the revenues associated with the PDM division, net revenues increased by approximately $4,211,000, or 69%, for the three months ended April 30, 2000 compared to the three months ended April 30, 1999. Excluding PDM revenues, product revenues increased $2,854,000, or 57%, and service revenues increased $1,357,000, or 122%.

Revenues from the Information Exchange division ("IED") increased by approximately $504,000, or 9%, from $5,366,000 for the three months ended April 30, 1999 to $5,870,000 for the three months ended April 30, 2000. The increase was primarily due to growth in product sales of HTML Export to OEM customers. Revenues from the eBT division increased by approximately $3,707,000, or 520%, from $713,000 for the three months ended April 30, 1999 to $4,420,000 for the three months ended April 30, 2000. The increase was due to both increased product sales and increased delivery of services over the comparable prior year quarter. eBT's fiscal 2001 first quarter sales results are not comparable to the fiscal 2000 first quarter results, as restatement issues significantly negatively impacted eBT's performance during the prior year quarter.

Gross profit increased $2,192,000, or 42%, from $5,187,000 for the three months ended April 30, 1999 to $7,379,000 for the three months ended April 30, 2000. Excluding the gross profit associated with the PDM division, gross profit increased $3,405,000, or 86%, from $3,974,000 for the three months ended April 30, 1999. Gross profit, as a percentage of revenues, excluding the gross profit associated with the PDM division, was 72% for the three months ended April 30, 2000, compared to 65% for the three months ended April 30, 1999. The increase in gross profit percentage in the first quarter of fiscal 2001 was largely due to the increase in eBT sales, which increased at a greater rate than associated costs, and thereby resulted in improved gross margins on both product and service revenues for the first quarter of fiscal 2001. IED gross margins for both product and service revenues for the quarter ended April 30, 2000 remained even with the prior year period. Amortization expense for capitalized software and acquired license technology, excluding the PDM segment results, was also relatively constant.

Total operating expenses decreased $12,797,000, or 46%, to $14,816,000 for the three months ended April 30, 2000, from $27,613,000 for the three months ended April 30, 1999. Included in total operating expenses for the three months ended April 30, 2000 were net restructuring charges of $1,835,000 for costs associated with the consolidation and closure of our Boston headquarters. Included in total operating expenses for the three months ended April 30, 1999 were restructuring charges of $481,000 for the closure of our Kansas City office, and special charges of $2,973,000, for costs relating to the restatement of our financial results for the first three quarters of 1998 and for the termination or resignation of certain employees. Excluding the aforementioned charges and the operating expenses associated with the PDM division, operating expenses decreased $3,024,000, or 19%, to $12,981,000 for the three months ended April 30, 2000 as compared to $16,005,000 for the three months ended April 30, 1999. The decrease relates primarily to the savings generated at the corporate level from the actions taken in the first and second quarters of fiscal 2000 (see Notes 6 and 7).

Sales and marketing expenses decreased $3,431,000, or 40%, to $5,168,000 for the three months ended April 30, 2000 from $8,599,000 for the three months ended April 30, 1999. Excluding the sales and marketing expenses associated with the PDM division, sales and marketing expenses decreased $952,000, or 16%, for the three months ended April 30, 2000 as compared to the three months ended April 30, 1999. Increased sales and marketing expenses in both the eBT and IED divisions were more than offset by savings from the fiscal 2000 first and second quarter restructuring actions. Sales and marketing expenses were 50% of revenues for the three months ended April 30, 2000 compared to 101% for the three months ended April 30, 1999, excluding the sales and marketing expenses and revenues associated with the PDM division. The increase in eBT sales and marketing expenses reflects our continued investment in growing the eBT business.

Product development expenses decreased $4,145,000, or 52%, from $7,954,000 for the three months ended April 30, 1999 to $3,809,000 for the three months ended April 30, 2000. Excluding the product development expenses associated with the PDM division, product development expenses decreased by $1,008,000, or 21%, for the three months ended April 30, 2000 compared to the three months ended April 30, 1999. The decrease was again due primarily to cost savings from our fiscal 2000 restructuring actions. Product development expenses, excluding the product development expenses and revenues associated with the PDM division, were 37% of revenues for the three months ended April 30, 2000 compared to 79% of revenues for the three months ended April 30, 1999. The decrease in product development expenses as a percentage of revenues was due primarily to the increased sales generated by the eBT division, combined with the decrease in costs.

General and administrative expenses decreased $2,562,000, or 41%, to $3,683,000 for the three months ended April 30, 2000 compared to $6,245,000 for the three months ended April 30, 1999. Excluding the administrative expenses associated with the PDM division, general and administrative expenses decreased $994,000, or 21%, for the three months ended April 30, 2000 compared to the three months ended April 30, 1999. The decrease in general and administrative expenses was primarily due to cost savings related to reductions in personnel and facilities following the fiscal 2000 restructuring actions. General and administrative expenses, excluding the expenses and revenues associated with the PDM division, were 36% of revenues for the three months ended April 30, 2000 and 77% of revenues for the three months ended April 30, 1999.

On April 11, 2000, we adopted a restructuring plan under which we would focus our energies on eBT's Web Content Management and Workflow product line, and pursue divestiture of certain assets, including the Information Exchange Division. The plan included the consolidation of our Boston headquarters into the Providence, Rhode Island offices of the eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in May 2000. As a result of this plan, we recorded a net charge of $1,835,000 in the first quarter of fiscal year ending January 31, 2001 ("fiscal 2001"). The charge was comprised primarily of severance for those employees. We anticipate that this restructuring action will generate annualized cost savings of approximately $4 million.

As a result of net operating losses incurred in fiscal 2000 and for the first quarter of fiscal 2001, and after evaluating the Company's anticipated performance over its normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets as of April 30, 2000. In the first quarter of fiscal 2000, the net operating loss carryforwards and other net deferred tax assets were also fully reserved through a valuation allowance.

Net loss and loss per share were $6,772,000 and $0.41 per share, respectively, for the three months ended April 30, 2000 as compared to $21,985,000, and $1.42 per share, respectively, for the three months ended April 30, 1999. Excluding the restructuring and special charges for both the fiscal 2001 and 2000 first quarters, as well as the results of the PDM division in the fiscal 2000 first quarter, net loss and net loss per share would have been $4,937,000 or $0.30 per share, respectively, for the quarter ended April 30, 2000 and $11,589,000 or $0.75 per share, respectively, for the quarter ended April 30, 1999.

Liquidity and Capital Resources
-------------------------------

Our operating activities used cash of $2,720,000 for the three months ended April 30, 2000 compared to $4,671,000 for the three months ended April 30, 1999. The improvement in cash results from operating activities of $1,951,000 was due principally to the reduction in losses incurred in the three months ended April 30, 2000, resulting from the divestiture of the PDM division and the cost savings realized from the fiscal 2000 restructuring actions.

Our investing activities used cash of $238,000 for the three months ended April 30, 2000 compared to providing cash of $767,000 for the three months ended April 30, 1999. The decrease of $1,005,000 was due primarily to a decline in net proceeds from sales of marketable securities, also related to the cost savings from the fiscal 2000 restructuring actions and the divestiture of PDM. Since cash used from operations was lower, we were able to preserve this source of funds for the future.

Our financing activities provided cash of $91,000 for the three months ended April 30, 2000 compared to using cash of $109,000 for the three months ended April 30, 1999. In the fiscal 2001 first quarter, payments on capital lease obligations were substantially lower than in the comparable prior year period, due to the divestiture of the PDM division.

As of April 30, 2000, we had working capital of $30,209,000. Total cash, cash equivalents and marketable securities at April 30, 2000 were $32,399,000. Due to the restructuring actions taken in both fiscal 2000 and fiscal 2001, and the divestiture of the PDM division, we believe that funds available, together with funds receivable from the fiscal 2000 divestiture of the PDM division, will be sufficient to finance our operations through the foreseeable future.

On April 11, 2000, we announced that as part of our review of strategic alternatives, which began in February 2000, the Board of Directors determined that the most appropriate means to enhance shareholder value is for us to remain independent and to focus our energies on eBT's Web Content Management and Workflow product line. As a result, we are pursuing the divestiture of certain assets, including the Information Exchange Division. Proceeds from the potential sale of the IED division are expected to exceed the forecasted operating cash flows of this division in fiscal 2001. Also in connection with this strategic evaluation, we consolidated our Boston headquarters into the Providence, Rhode Island offices of the eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in May 2000. As a result of this plan, we will pay out approximately $1,930,000 in severance related costs over the course of the next 24 months, beginning in May 2000. We anticipate that this restructuring action will generate annualized cost savings of approximately $4 million.

On February 1, 1999, we announced that we would restate our financial results for the quarters ended March 31, June 30, and September 30, 1998. Subsequent to the announcement of our intention to restate these financial results, certain putative class action lawsuits were filed in the U.S. District Court for the District of Massachusetts, against the Company and certain of its officers and employees by purported representatives of a class of the Company's current and former stockholders. On September 29, 1999, we entered into an insurance agreement with a major AAA-rated insurance carrier pursuant to which the insurance carrier assumed financial responsibility for the defense and ultimate resolution of these securities class action suits. On May 26, 2000, we announced that we have entered into an agreement to settle the consolidated securities class action. The settlement provides that all claims against Inso and its former Chief Executive Officer, Chief Financial Officer and Controller will be dismissed. In agreeing to the proposed settlement, Inso and the individual defendants specifically deny any wrongdoing. A cash payment will be made by our insurance carrier, pursuant to the insurance agreement described above. The settlement is subject to certain customary conditions, including preliminary and final approval by the United States District Court for the District of Massachusetts and notice to the class.

On June 2, 1999, we were informed that the United States Securities and Exchange Commission has issued a Formal Order of Private Investigation in connection with matters relating to our previously announced restatement of its 1998 financial results. We are cooperating with the Securities and Exchange Commission. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the investigation will not have a material adverse impact on our financial condition and results of operations. Additionally, while it is not feasible to predict the total costs, we expect to continue to incur further professional fees with respect to the SEC Investigation.

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

During February 2000, certain shareholders of Inso filed two putative class action lawsuits against Inso and certain of Inso's officers and employees in the United States District Court for the District of Massachusetts. The lawsuits are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal 2000 fourth quarter on February 1, 2000. Both complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

         In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-9 (SOP 98-9) "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions" effective for fiscal years beginning after March 15, 1999. SOP 98-9 defines vendor-specific objective evidence of fair value in connection with software revenue recognition. The adoption of SOP 98-9 did not have a material impact on our financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amended the effective date of SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not believe that the adoption of SFAS 133 will have a material effect on our financial position or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements," which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. We do not believe that the adoption of SAB 101 will have a material effect on our financial position or results of operations.

            In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Factors that May Affect Future Operating Results
------------------------------------------------

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income, earnings per share or cash flows. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 for a description of certain factors which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements. Among the factors which may cause the Company's actual results to differ materially from historical results are the following: competitive pressures including price pressures; increased reliance on indirect and distribution channels which may result in lower operating margins; increased reliance on the highly competitive web content management business; the inability to divest of certain assets; the inability to leverage and grow relationships with systems integrators and other channel partners; increased personnel costs and competition for experienced personnel; market acceptance of products based on eXtensible Markup Language; unexpected restructuring costs; inability to expand a sales organization for enterprise-level solution selling; consolidation in the OEM business and potential competition from OEM customers; adverse economic changes in the markets in which the Company does business.


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in its fiscal 2000 Annual Report filed on Form 10-K has not changed significantly.

                          PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

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

On May 26, 2000, we announced that we have entered into an agreement to settle the consolidated securities class action. The settlement provides that all claims against Inso and its former Chief Executive Officer, Chief Financial Officer and Controller will be dismissed. In agreeing to the proposed settlement, Inso and the individual defendants specifically deny any wrongdoing. The settlement is subject to certain customary conditions, including preliminary and final approval by the United States District Court for the District of Massachusetts and notice to the class.

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

Item 4.     Submission of Matters to a Vote of Security Holders

On June 1, 2000, the Company held its annual stockholders meeting, at which the following matters were submitted to and approved by a vote of security holders:

     (a) Election of two Class I directors to serve until the Company's annual meeting of stockholders to be held in 2003 and until their successors are elected and qualified:

          Nominee                          For                  Against
          -------                          ---                  -------

          Edward Terino                  14,957,456                      0

          Samuel H. Fuller               14,980,579                      0


           The remaining directors, Stephen O. Jaeger and Joanna T. Lau, continue to serve under their terms, which expire at the annual stockholders meetings to be held in 2001 and 2002, respectively.

     (b) Amendment to the Company's 1993 Stock Purchase Plan (the "1993 Purchase Plan ") that would increase the number of shares of the Company's common stock, par value $.01 per share ("Common Stock"), which are authorized to be issued by the Company under the 1993 Stock Purchase Plan from 450,000 to 700,000.

                           For             Against           Abstain
                           ---             -------           -------

          Approved       14,750,556           388,847           20,253

     (c) Amendments to the Company's 1996 Non-employee Director Plan (the "1996 Director Plan") that would (i) eliminate the annual grant of 1,000 shares of Common Stock; (ii) reduce the initial option grant to new directors to 7,500, but to have such initial grant vest immediately, (iii) increase the number of options to be granted annually (the "Annual Option Grant") to non-employee directors to 7,500 and to have such options vest immediately, and (iv) set the date of January 27 as the date upon which the Annual Option Grant will be made.

                           For             Against           Abstain
                           ---             -------           -------

          Approved       14,377,768           751,669           30,219

     (d) Selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending January 31, 2001

                           For             Against           Abstain
                           ---             -------           -------

          Approved       15,063,482            75,727           20,447

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         The following are filed as exhibits to this Form 10-Q

         Exhibit 10-1 Agreement and Release between Kirby Mansfield and the Company dated April 11, 2000

         Exhibit 10.2 Letter Agreement between Stephen O. Jaeger and the Company dated February 15, 2000

         Exhibit 10.3 Amendment to Employment Agreement between Stephen O. Jaeger and the Company, dated April 13, 2000

         Exhibit 10.4 Amendment to Letter Agreement between Stephen O. Jaeger and the Company, dated April 13, 2000

         Exhibit 10.5 Lease Agreement between OMV Associates Limited Partnership and the Company, dated March 3, 2000

         Exhibit 10.6 Lease Termination Agreement between OMV Associates Limited Partnership and the Company, dated
                          March 3, 2000

         Exhibit 10-7 Inso Corporation 1993 Stock Purchase Plan, as amended through June 1, 2000

         Exhibit 10-8 Inso Corporation Amended and Restated 1996 Non-Employee Director Plan

         Exhibit 27-1     Financial Data Schedule for the quarter ended
                          April 30, 2000


         (b) Reports on Form 8-K

         Registrant filed one (1) report on Form 8-K during the quarter ended April 30, 2000.

         (i) Current Report on Form 8-K dated April 13, 2000 reporting under Item 5 (Other Events), the Company's press release announcement of the relocation of its Boston headquarters to Providence, Rhode Island, and the related separation of certain executives and other Boston employees.

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

                                                     Inso Corporation
                                                     ----------------
                                                        Registrant



        Date:  June 14, 2000                      /s/ James M. Ringrose
                                                 ----------------------
                                                 James M. Ringrose
                                                 Chief Executive Officer



        Date:  June 14, 2000                     /s/ Christopher M. Burns
                                                 ------------------------
                                                 Christopher M. Burns
                                                 Chief Financial Officer
                                                 (Chief Accounting Officer)