Form 10-Q
period 2000-07-31
EBT INTERNATIONAL INC
filed 2000-09-14
CIK 917471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              July 31, 2000

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number:                000-23384

                            EBT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                            04-3216243
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


     299 Promenade Street, Providence, RI             02908
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                               (401) 752 - 4400
        ---------------------------------------------------------------
             (Registrant's telephone number, including area code)

                               Inso Corporation
        ---------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X              No
                               --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at September 7, 2000
------------------------------------------   ----------------------------------
Common Stock (par value $.01 per share)                  16,692,151

                             EBT INTERNATIONAL, INC.
                                 FORM 10-Q INDEX



                                                                              Page No.
                                                                              -------
Part I.    Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets

           July 31, 2000 and January 31, 2000                                     3

           Condensed Consolidated Statements of Operations
           Three Months Ended July 31, 2000 and 1999                              4

           Condensed Consolidated Statements of Operations
           Six Months Ended July 31, 2000 and 1999                                5

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended July 31, 2000 and 1999                                6

           Notes to Condensed Consolidated Financial Statements                7-14

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                15-21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk            22

Part II.   Other Information

Item 1.    Legal Proceedings                                                  22-23

Item 4.    Submission of Matters to a Vote of Security Holders                   23

Item 6.    Exhibits and Reports on Form 8-K                                      23

           Signatures                                                            24


                            EBT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JULY 31, 2000 AND JANUARY 31, 2000
                                   Unaudited
              (In thousands, except share and per share amounts)

                                                                                                      JULY 31,         January 31,
                                                                                                        2000              2000
                                                                                                     ---------          ---------
                                           ASSETS
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                                                         $  76,616          $  31,408
   MARKETABLE SECURITIES                                                                                 2,003              4,602
   ACCOUNTS RECEIVABLE, NET OF ALLOWANCES OF $1,587 AND $3,139, RESPECTIVELY                             3,142             14,469
   RECEIVABLES FROM ASSET SALES                                                                          6,316              5,723
   PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                               990              2,719
                                                                                                     ---------          ---------
        TOTAL CURRENT ASSETS                                                                            89,067             58,921

PROPERTY AND EQUIPMENT, NET                                                                              2,800              5,034
PRODUCT DEVELOPMENT COSTS, NET OF ACCUMULATED AMORTIZATION OF $6,920,
       AND $11,375, RESPECTIVELY                                                                         1,786             10,402
EXCESS OF COSTS OVER NET ASSETS ACQUIRED, NET OF ACCUMULATED AMORTIZATION OF
       $0 AND $4,628, RESPECTIVELY                                                                        --                2,055
OTHER INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $0 AND $1,860,
       RESPECTIVELY                                                                                       --                1,005
LONG-TERM ACCOUNTS RECEIVABLE                                                                               90                877
LICENSED TECHNOLOGY AND ADVANCES, NET                                                                    1,251              2,295
                                                                                                     ---------          ---------
TOTAL ASSETS                                                                                         $  94,994          $  80,589
                                                                                                     =========          =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                                                                                  $     690          $   1,295
   ACCRUED LIABILITIES                                                                                   7,799              8,910
   ACCRUED SALARIES, COMMISSIONS AND BONUSES                                                             6,518              4,924
   UNEARNED REVENUE                                                                                      1,864              8,205
   ROYALTIES PAYABLE AND OTHER CURRENT LIABILITIES                                                          35                131
                                                                                                     ---------          ---------
      TOTAL CURRENT LIABILITIES                                                                         16,906             23,465

OTHER LIABILITIES, LONG TERM                                                                             1,093              1,235
UNEARNED REVENUE, NON-CURRENT PORTION                                                                     --                  517
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE; 1,000,000 SHARES AUTHORIZED; NONE ISSUED
   COMMON STOCK, $.01 PAR VALUE; 50,000,000 SHARES AUTHORIZED; 16,914,326 AND
      16,588,773 SHARES ISSUED AT JULY 31, 2000 AND JANUARY 31, 2000, RESPECTIVELY                         169                165
   CAPITAL IN EXCESS OF PAR VALUE                                                                      157,293            156,098
   ACCUMULATED DEFICIT                                                                                 (79,235)          (100,633)
                                                                                                     ---------          ---------
                                                                                                        78,227             55,630
   UNAMORTIZED VALUE OF RESTRICTED SHARES                                                                 (661)                --
   NOTES RECEIVABLE FROM STOCK PURCHASE AGREEMENTS                                                        (200)              (200)
   TREASURY STOCK, AT COST, 52,375 AND 5,075 SHARES AT JULY 31, 2000 AND
      JANUARY 31, 2000, RESPECTIVELY                                                                      (371)               (58)
                                                                                                     ---------          ---------
        TOTAL STOCKHOLDERS' EQUITY                                                                      76,995             55,372
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $  94,994          $  80,589
                                                                                                     =========          =========

          See accompanying notes to unaudited condensed consolidated financial statements.

                             EBT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999
                                    UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      JULY 31,           July 31,
                                                                                        2000               1999
                                                                                     ----------         ---------
REVENUES:
   PRODUCT LICENSES                                                                  $    3,343         $  13,218
   SERVICES                                                                               2,312             6,149
                                                                                     ----------         ---------
   TOTAL REVENUES                                                                         5,655            19,367


COST OF REVENUES:
   PRODUCT LICENSES                                                                         962             2,915
   SERVICES                                                                               1,811             3,160
                                                                                     ----------         ---------
   TOTAL COST OF REVENUES                                                                 2,773             6,075
                                                                                     ----------         ---------
GROSS PROFIT                                                                              2,882            13,292
OPERATING EXPENSES:
   SALES AND MARKETING                                                                    3,766             6,954
   PRODUCT DEVELOPMENT                                                                    3,713             7,040
   GENERAL AND ADMINISTRATIVE                                                             2,462             5,147
   AMORTIZATION OF INTANGIBLE ASSETS                                                        240             1,129
   RESTRUCTURING EXPENSES                                                                     -             6,234
   SPECIAL CHARGES                                                                            -               464
                                                                                     ----------         ---------
       TOTAL OPERATING EXPENSES                                                          10,181            26,968
                                                                                     ----------         ---------
OPERATING LOSS                                                                           (7,299)          (13,676)
NON-OPERATING INCOME (EXPENSE):
  NET INVESTMENT AND OTHER INCOME                                                           474               545
  GAIN ON SALE OF ASSETS, IED                                                            39,312                 -
  LOSS ON SALE OF ASSETS, MEDIABANK                                                      (3,749)                -
  OTHER NON-OPERATING INCOME (EXPENSE), NET                                                (267)                -
  WRITE DOWN OF INVESTMENT IN INFORMATION PLEASE LLC                                          -            (2,655)
                                                                                     ----------         ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                          28,471           (15,786)

PROVISION FOR INCOME TAXES                                                                  300                77
                                                                                     ----------         ---------

NET INCOME (LOSS) *                                                                  $   28,171         $ (15,863)
                                                                                     ==========         =========

INCOME (LOSS) PER COMMON SHARE                                                       $     1.69         $   (1.02)
                                                                                     ==========         =========
DILUTED INCOME (LOSS) PER COMMON SHARE                                               $     1.68         $   (1.02)
                                                                                     ==========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING
    BASIC                                                                                16,673            15,590
    DILUTED                                                                              16,774            15,590

 * Net income (loss) approximates comprehensive income (loss) for both periods presented.

                 See accompanying notes to unaudited condensed consolidated financial statements.

                             EBT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                    UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         JULY 31,          July 31,
                                                                                           2000              1999
                                                                                         --------          --------
REVENUES:
   PRODUCT LICENSES                                                                      $ 11,168          $ 19,387
   SERVICES                                                                                 4,777            11,474
                                                                                         --------          --------
   TOTAL REVENUES                                                                          15,945            30,861

COST OF REVENUES:
   PRODUCT LICENSES                                                                         2,329             6,025
   SERVICES                                                                                 3,355             6,357
                                                                                         --------          --------
   TOTAL COST OF REVENUES                                                                   5,684            12,382
                                                                                         --------          --------
GROSS PROFIT                                                                               10,261            18,479

OPERATING EXPENSES:
   SALES AND MARKETING                                                                      8,934            15,553
   PRODUCT DEVELOPMENT                                                                      7,522            14,994
   GENERAL AND ADMINISTRATIVE                                                               6,145            11,392
   AMORTIZATION OF INTANGIBLE ASSETS                                                          561             2,490
   RESTRUCTURING EXPENSES                                                                   1,835             6,715
   SPECIAL CHARGES                                                                              -             3,437
                                                                                        ---------          --------
       TOTAL OPERATING EXPENSES                                                            24,997            54,581
                                                                                        ---------          --------
OPERATING LOSS                                                                            (14,736)          (36,102)

NON-OPERATING INCOME (EXPENSE):
  NET INVESTMENT AND OTHER INCOME                                                           1,138               986
  GAIN ON SALE OF ASSETS, IED                                                              39,312                 -
  LOSS ON SALE OF ASSETS, MEDIABANK                                                        (3,749)                -
  OTHER NON-OPERATING INCOME (EXPENSE), NET                                                  (267)                -
  WRITE DOWN OF INVESTMENT IN INFORMATION PLEASE LLC                                            -            (2,655)
                                                                                        ---------          --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                            21,698           (37,771)

PROVISION FOR INCOME TAXES                                                                    300                77
                                                                                        ---------          --------

NET INCOME (LOSS) *                                                                     $  21,398          $(37,848)
                                                                                        =========          ========

INCOME (LOSS) PER COMMON SHARE                                                          $    1.29          $  (2.43)
                                                                                        =========          ========
DILUTED INCOME (LOSS) PER COMMON SHARE                                                  $    1.23          $  (2.43)
                                                                                        =========          ========

WEIGHTED AVERAGE SHARES OUTSTANDING
    BASIC                                                                                  16,635            15,549
    DILUTED                                                                                17,419            15,549

 * Net income (loss) approximates comprehensive income (loss) for both periods presented.


          See accompanying notes to unaudited condensed consolidated financial statements.

                             EBT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                    UNAUDITED
                            (IN THOUSANDS OF DOLLARS)


                                                                                           JULY 31,        July 31,
                                                                                             2000            1999
                                                                                           --------        --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                                        $ 21,398        $(37,848)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:
     DEPRECIATION                                                                               950           2,241
     AMORTIZATION                                                                             2,797           7,265
     NON-CASH STOCK COMPENSATION EXPENSE                                                         73               -
     NON-CASH RESTRUCTURING EXPENSES                                                            196           3,177
     WRITE DOWN OF INFORMATION PLEASE LLC                                                         -           2,655
     GAIN ON SALE OF IED                                                                    (39,312)              -
     LOSS ON DISPOSITION OF MEDIABANK                                                         3,749               -
     LOSS ON SETTLEMENT OF PRIOR YEAR BUSINESS DISPOSITIONS, NET                                267               -
                                                                                           --------        --------
                                                                                             (9,882)        (22,510)
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
     ACCOUNTS RECEIVABLE                                                                      5,856           2,283
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                1,275             184
     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                (1,657)          3,515
     ACCRUED SALARIES, COMMISSIONS AND BONUSES                                                  101           3,163
     OTHER ASSETS AND LIABILITIES                                                            (1,994)         (1,080)
                                                                                           --------        --------
         NET CASH USED IN OPERATING ACTIVITIES                                               (6,301)        (14,445)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    PROPERTY AND EQUIPMENT EXPENDITURES                                                        (560)         (1,185)
    CAPITALIZED PRODUCT DEVELOPMENT COSTS                                                    (1,138)         (1,786)
    PAYMENTS RELATED TO 1998 ACQUISITIONS                                                                    (4,932)
    PROCEEDS FROM DISPOSITIONS OF BUSINESSES                                                 50,494               -
    NET PROCEEDS FROM SALES OF MARKETABLE SECURITIES                                          2,599          20,194
                                                                                           --------        --------
          NET CASH PROVIDED BY INVESTING ACTIVITIES                                          51,395          12,291

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   NET PROCEEDS FROM EXERCISE OF STOCK OPTIONS AND OTHER
          ISSUANCES OF COMMON STOCK                                                             465             557
   PROCEEDS FROM THE PAYMENT OF NOTES RECEIVABLE UNDERLYING
          STOCK PURCHASE AGREEMENTS                                                               -             296
   PAYMENTS FOR PURCHASES OF TREASURY STOCK                                                    (313)              -
   PAYMENTS UNDER CAPITAL LEASE OBLIGATIONS                                                     (38)           (493)
                                                                                           --------        --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                            114             360

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         45,208
                                                                                                             (1,794)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             31,408           9,517
                                                                                           --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 76,616        $  7,723
                                                                                           ========        ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  ISSUANCE OF RESTRICTED STOCK AS EMPLOYEE COMPENSATION                                    $   (734)       $      -


          See accompanying notes to unaudited condensed consolidated financial statements.

                             EBT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2000

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by eBT International, Inc. formerly known as Inso Corporation, (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six-month periods ended July 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period, or for the fiscal year ending January 31, 2001.

         The balance sheet at January 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the fiscal year ended January 31, 2000.

         Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amended the effective date of SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging
Activities: an amendment of FASB Statement No. 133". SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. We do not believe that the adoption of SFAS 133 and SFAS 138, which we will adopt no later than February 1, 2001, will have a material effect on our financial position or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements," which is effective no later than the fourth fiscal quarter of our fiscal year ended January 31, 2001. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. We do not believe that the adoption of SAB 101 will have a material effect on our financial position or results of operations.

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

NOTE 3.  EARNINGS PER SHARE

            Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Dilutive earnings per share is calculated using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares which consists of stock options, stock purchase warrants, unissued shares subscribed under the employee stock purchase plan and unvested shares of restricted stock.

            The following table sets forth the computations of basic and diluted earnings per share:

                                                     THREE MONTHS ENDED JULY 31,       SIX MONTHS ENDED JULY 31,
                                                         2000            1999             2000            1999
                                                       --------        --------         --------        --------
                                                                (in thousands, except per share data)
  Basic
    Net income (loss)                                  $ 28,171        $(15,863)        $ 21,398        $(37,848)
    Weighted average shares outstanding                  16,673          15,590           16,635          15,549
    Income (loss) per common share                     $   1.69        $  (1.02)        $   1.29        $  (2.43)

  Diluted:
    Net income (loss)                                  $ 28,171        $(15,863)        $ 21,398        $(37,848)
    Weighted average shares outstanding                  16,673          15,590           16,635          15,549
    Dilutive effect of potential common shares              101               -              784               -
                                                       --------        --------         --------        --------
    Total diluted weighted average shares                16,774          15,590           17,419          15,549
    Income (loss) per common share                     $   1.68        $  (1.02)        $   1.23        $  (2.43)

NOTE 4.  COMMITMENTS AND CONTINGENCIES

         On February 4, 1999, the Company and certain of its officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the District of Massachusetts. Thereafter, six substantially similar actions were filed in the same Court. On April 5, 1999, the seven class action lawsuits that were filed against the Company were consolidated into one lawsuit entitled In Re Inso Corporation, Civil Action No. 99-10193-WGY. These lawsuits were filed following the Company's announcement on February 1, 1999 that it planned to restate its revenues for the first three quarters of 1998.

         The consolidated lawsuit principally claimed that the defendants violated federal securities laws allegedly by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance during the purported class period of April 23, 1998 through March 31, 1999 and sought unspecified damages. The Company and all of the individual defendants denied any wrongdoing,

         On September 29, 1999, the Company entered into an insurance agreement pursuant to which the insurance carrier assumed complete financial responsibly for the ultimate resolution of the lawsuit. A net charge to the fiscal year 2000 consolidated results of $13,451,000 was taken in connection with the insurance agreement. On May 26, 2000, the Company entered into an agreement to settle the consolidated securities class action. The settlement provides that all claims against the Company and the individual defendants will be dismissed. In agreeing to the proposed settlement, the Company and the individual defendants specifically continue to deny any wrongdoing.

         The settlement was preliminarily approved by the Court on May 29, 2000 and is subject to certain other customary conditions, including notice to the class and final approval by the Court. The Court has scheduled a final approval hearing for September 14, 2000.

         As soon as the Company discovered that it would be necessary to restate certain of its financial results for the first three quarters of 1998, the Company immediately and voluntarily provided this information to the U.S. Securities and Exchange Commission. On June 2, 1999, the Company was informed that the U.S. Securities and Exchange Commission had issued a Formal Order of Private Investigation in connection with matters relating to the previously announced restatement of the Company's 1998 financial results. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the Formal Order of Private Investigation will not have a material adverse impact on our financial condition and results of operations.

         On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against the Company in the United States Bankruptcy Court for the Western District of New York. The lawsuit is captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-2177. The complaint seeks turnover of purported property of the estates and damages for the Company's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, the Company filed its Answer and Demand for Jury Trial. Also, on August 19, 1999, the Company filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted the Company's motion for the purposes of dispositive motions and trial. The parties are presently engaging in document discovery and no depositions have been taken. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

         During February 2000, certain shareholders of the Company filed two putative class action lawsuits against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts. The lawsuits are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al.
v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. Both complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

NOTE 5.  DIVESTITURES

Sale of Information Exchange Division

         On July 10, 2000, the Company sold its Information Exchange Division ("IED") to IntraNet Solutions, Inc. ("IS") for a stated sale price of $55,000,000, less amounts for retained rights under license and subject to adjustment based on the net working capital of the IED business on the closing date. The transaction was in the form of a merger of two wholly owned subsidiaries of IS with the Company's subsidiaries Inso Chicago Corporation and Inso Kansas City Corporation, which generally comprised the IED business. We received $48,000,000 of the proceeds in cash at the time of the closing. An additional $5,500,000 has been placed in an escrow account, and, subject to our indemnification obligations under the agreement, shall be released to us on the first anniversary of the closing date. The net gain from the transaction was $39,312,000. The transaction created a capital gain for tax purposes, which will be offset by capital losses generated in prior periods, for federal tax reporting. We have provided for estimated state tax liabilities in connection with the transaction.

         We expect to make a net payment approximating up to $1,100,000 to IS, in final settlement of the net working capital requirement, under the terms of the agreement. Also, we may incur additional liabilities to certain former employees of the IED division. Any amounts due to former employees are contingent upon future termination, and the amounts are dependent on the date of termination and on our stock price at a future date. As of July 31, 2000, the Company has accrued the anticipated working capital deficit and all amounts that would be due to the certain former employees had terminations occurred as of that date. Additional contingent amounts that may be due cannot be reasonably estimated at this time.

Sale of MediaBank

         In June 2000, we sold our MediaBank product line, which was formerly a component of the eBusiness Technologies ("eBT") division, for contingent future consideration of up to $2,000,000. As the consideration is contingent, no proceeds were recorded on the sale, and a loss on the disposition of the net assets of the MediaBank business in the amount of $3,749,000 was charged against income in connection with the transaction. The majority of the charge, approximately $3,500,000, was a non-cash charge related to licensed technology that was sold, while approximately $400,000 related to severance and professional fees incurred as a result of the transaction. These amounts were partially offset by the liabilities assumed by the buyer.

Sale of DynaText

         On October 29, 1999, we sold our DynaText/DynaWeb stand-alone technical document-publishing component of our Product Data Management ("PDM") Division, along with our ViewPort browser technology assets, for $14,750,000. The sale was in the form of a stock purchase by Enigma Information System Ltd. and its subsidiary, Enigma Information Retrieval Systems, Inc., (collectively "Enigma") of all of the outstanding stock of two wholly owned subsidiaries of the Company, Inso Providence Corporation and ViewPort Development AB. In connection with the disposition, we retained the accounts receivable directly associated with the DynaText/DynaWeb and ViewPort browser technologies. The proceeds of the sale were $9,000,000 in cash and $5,750,000 in the form of a promissory note, due and payable by April 30, 2000. The promissory note was secured by a Stock Pledge Agreement of the stock of Inso Providence Corporation. In connection with this transaction, we recorded direct transaction costs and other accruals for costs directly associated with the sale. As a result, we reported a gain of $14,549,000 in the quarter ended October 31, 1999. The transaction created a capital loss for federal tax purposes, which will be carried forward to future periods.

         On January 27, 2000 the Company and Enigma amended their agreement and related promissory note. Enigma paid $4,500,000 in cash to us and deposited $1,200,000 into an interest bearing escrow account, with payment to us of the escrowed funds to occur following completion of the post-closing audit, subject to adjustment based upon receipt of certain customer receivables. In return, we released the security for the promissory note. In July 2000, we received approximately $909,000 of the escrow, after certain adjustments, in final settlement of all purchase price amounts due from Enigma. In connection with this settlement, during the second quarter of fiscal 2001, we adjusted the carrying amounts of certain assets and liabilities, and recorded an additional gain of approximately $370,000. The gain is included in the "other non operating income (expense), net" caption in the accompanying statements of operations.

Sale of PDM Division

         On January 5, 2000, we sold the remaining interest in our PDM Division to Structural Dynamics Research Corporation ("SDRC") for $6,000,000 in cash plus assumption of liabilities. The transaction was in the form of a stock purchase of all of the outstanding stock of the Company's subsidiaries Sherpa Systems Corporation, and Inso France Development S.A. (formerly AIS Software, S.A.). The proceeds received from the sale totaled $5,000,000 in cash at the time of the closing, and $1,000,000 was placed in a supplemental closing fund to be paid no later than 90 days after the first anniversary of the closing date. The selling price was subject to adjustment based on the net worth of the business at closing. After direct transaction costs, the loss on the sale of PDM was $2,337,000. The transaction created a capital loss for federal tax purposes, which will be carried forward to future periods. The net worth of the business on the closing balance sheet, as agreed to by SDRC and the Company in July 2000, net of certain other adjustments negotiated between the Company and SDRC, resulted in an additional receipt from SDRC of approximately $2,696,000, in final settlement of the net worth balances. This amount was received in July 2000. In connection with this settlement, during the second quarter of fiscal 2001, we adjusted the carrying amounts of certain assets and liabilities, and recorded an additional loss of approximately $637,000. The loss is included in the "other non operating income (expense), net" caption in the accompanying statements of operations.

NOTE 6.  RESTRUCTURING EXPENSES

         On April 11, 2000, we adopted a restructuring plan under which we would focus our energies on our eBusiness Technologies' ("eBT") Web Content Management and Workflow product line, and pursue divestiture of certain assets, including the Information Exchange Division. The plan included the consolidation of our Boston, Massachusetts' headquarters into the Providence, Rhode Island offices of our eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in May 2000. As a result of this plan, we recorded a charge of $1,930,000 for severance costs in the first quarter of fiscal 2001. The charge was reduced by net proceeds to be received on the disposal of certain fixed assets located at the Boston headquarters in connection with the move. As of July 31, 2000, accrued liabilities of approximately $1,399,000 remain relating to this restructuring charge. The activity impacting the accrual related to restructuring charges from the date of the charge until July 31, 2000 is summarized in the following table:

                                                                       ACCRUAL BALANCE    PAYMENTS    ACCRUAL BALANCE
                                                                       APRIL 30, 2000       MADE       JULY 31, 2000
                                                                       --------------       ---        -------------
                                                                              (IN THOUSANDS OF DOLLARS)
Cash charges:
Severance for administrative positions............................       $1,930              $531            $1,399

         We incurred $481,000 in restructuring expenses in the first quarter of the fiscal year ended January 31, 2000 ("fiscal 2000") relating to the closure of our Kansas City location, primarily for severance for 11 terminated employees. The entire balance was paid in full during fiscal 2000.

         As of July 31, 2000, we had an accrual of approximately $196,000 related to our July 1999 restructuring plan, which was aimed at reducing then current operating costs, as well as supporting our then-new divisional structure. This restructuring plan included a work force reduction of 105 employees, including 10 executives or managers, the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations, as well as a change in focus away from certain products. As a result of the restructuring plan, we recorded an initial charge of $6,234,000 to the fiscal 2000 second quarter results, which was subsequently adjusted in the fourth quarter, increasing the total charge to $6,390,000. After the fourth quarter adjustment, approximately $3,093,000 of this charge represented non-cash write-downs of capitalized product development costs and intangibles for discontinued products and support assets located at closed facilities. Approximately $2,372,000 was for severance for employees in administrative, sales and development positions and $925,000 was related to the closure or combination of domestic and international administrative and sales facilities. The activity impacting the accrual related to restructuring charges during the six months ended July 31, 2000 is summarized in the following table:

                                                                        ACCRUAL BALANCE    PAYMENTS    ACCRUAL BALANCE
                                                                       JANUARY 31, 2000      MADE       JULY 31, 2000
                                                                       ----------------      ----       -------------
                                                                              (IN THOUSANDS OF DOLLARS)
Cash charges:
Severance for administrative, sales and development positions.....         $214               $78              $136
Closure/combination of domestic and international administrative
   and sales facilities...........................................          192               132                60
                                                                            ---               ---                --
Total.............................................................         $406              $210              $196
                                                                           ====              ====              ====

         As of July 31, 2000, we had an accrual of approximately $267,000 related to our October 1999 plan of restructuring, which was aimed at reducing then-current operating costs at our PDM division. The restructuring plan included a PDM workforce reduction of 51 employees, including 9 executives or managers, the consolidation of the PDM division's sales, service and support organizations, the consolidation of PDM development facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also called for a change in focus away from certain development activities. As a result of the restructuring plan, we recorded an initial charge of $4,290,000 to the fiscal 2000 third quarter results, which was subsequently adjusted in the fourth quarter, decreasing the total charge to $4,198,000. After the fourth quarter adjustment, approximately $2,312,000 of this charge represented non-cash write-downs of licensed technology for discontinued products and support assets located at closed facilities. Approximately $1,396,000 was for severance for employees in administrative, sales and development positions and $490,000 was related to the consolidation of facilities. The activity impacting the accrual related to restructuring charges during the six months ended July 31, 2000 is summarized in the following table:

                                                                      ACCRUAL BALANCE     PAYMENTS       ACCRUAL BALANCE
                                                                      JANUARY 31, 2000     MADE           JULY 31, 2000
                                                                      ----------------     ----           -------------
                                                                             (IN THOUSANDS OF DOLLARS)
Cash charges:
Severance for administrative, sales and development positions.            $630                $363           $267


NOTE 7.  SPECIAL CHARGES

         As of July 31, 2000, we had an accrual of approximately $1,897,000 related to the special charges incurred during fiscal 2000. For the fiscal year ended January 31, 2000, we incurred $28,103,000 of special charges, $3,437,000 of which was recorded in the six months ended July 31, 1999. Of the total amount incurred during the first six months of fiscal 2000, approximately $1,120,000 related to professional fees incurred in connection with the Company's investigation of errors and irregularities and restatement of its 1998 financial results and approximately $2,320,000 related to severance and other costs incurred for certain executive, management, and other staff terminations or resignations.

         Included in the total special charges for the full year of fiscal 2000 were $1,527,000 in professional fees, $13,451,000 for net premium costs and related professional advisory fees for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999, as well as $2,320,000 for severance costs of certain employees who were terminated or resigned. Additionally, approximately $10,805,000 of the special charges related to the write-down of intangible assets and capitalized software costs, substantially all attributable to the PDM division, to their estimated fair values. The activity impacting the accrual related to this charge during the six months ended July 31, 2000 is summarized in the following table:

                                                                       ACCRUAL BALANCE    PAYMENTS    ACCRUAL BALANCE
                                                                       JANUARY 31, 2000     MADE       JULY 31, 2000
                                                                       ----------------     ----       -------------
                                                                               (IN THOUSANDS OF DOLLARS)
Cash charges:
Professional fees associated with restatement of 1998 results,
   lawsuits and SEC investigation..................................               $500        $205          $295
Net insurance premiums and other costs related to class action
   litigation initiated against the Company in February 1999 ......              1,000           -         1,000
Severance for certain executive, management and other staff........              1,072         470           602
                                                                                 -----         ---           ---
Total..............................................................             $2,572        $675        $1,897
                                                                                ======        ====        ======


NOTE 8.  OPERATIONS BY INDUSTRY SEGMENT

         We operated in the following operating segments in fiscal 2000: Product Data Management ("PDM"), eBusiness Technologies ("eBT"), and Information Exchange ("IED"). We operated in the eBT and IED segments in fiscal 2001, through July 10, 2000. Each of the identified operating segments disclosed represents the divisions for which we have managed. We evaluate performance and allocate resources based on profit and loss before special charges, income taxes, certain administrative expenses, and interest earned on our investments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K. Effective with the sale of the IED business on July 10, 2000 (see Note

5), we now operate in only one segment, eBT. The results of the MediaBank product line, which was sold in June 2000 (see Note 5), are included in the eBT segment results through the date of sale.

         The PDM segment information below for the prior year period includes the operations of the DynaText/DynaWeb and ViewPort browser technologies sold to Enigma on October 29, 1999 (see Note 5). The balance of the PDM division was sold effective January 5, 2000 (see Note 5). The IED segment information below is for the periods through July 10, 2000, the date of the sale of the IED business (see Note 5).

         Each segment's profit and loss for the three and six months ended July 31, 2000 and 1999, reflects all income and losses, except for the items shown in the reconciliation information below.

Segment Disclosure

                                                                               THREE MONTHS ENDED JULY 31, 2000
                                                                             -------------------------------------
                                                                              EBT            IED          TOTALS
                                                                             -----           ----        -------
                                                                                 (IN THOUSANDS OF DOLLARS)
Revenues from external customers........................................      $3,140         $2,515         $5,655
Depreciation and amortization expense...................................         899            739          1,638
Segment profit (loss)...................................................      (5,948)          (730)        (6,678)
Segment assets..........................................................       8,683             -           8,683

                                                                             THREE MONTHS ENDED JULY 31, 1999
                                                                             --------------------------------
                                                                         EBT        IED        PDM       TOTALS
                                                                         ---        ---       -----      ------
                                                                               (IN THOUSANDS OF DOLLARS)
Revenues from external customers....................................    $2,812     $7,744     $8,811     $19,367
Depreciation and amortization expense...............................     1,138      1,109      1,815       4,062
Segment profit (loss)...............................................    (4,627)     2,925     (1,623)     (3,325)
Segment assets......................................................    13,749     48,230     45,753     107,732


Segment Disclosure

                                                                                SIX MONTHS ENDED JULY 31, 2000
                                                                             ------------------------------------
                                                                              EBT            IED          TOTALS
                                                                              ---            ---          -------
                                                                                 (IN THOUSANDS OF DOLLARS)

Revenues from external customers........................................      $7,560        $8,385         $15,945
Depreciation and amortization expense...................................       1,921         1,624           3,545
Segment profit (loss)...................................................     (10,133)           27         (10,106)
Segment assets..........................................................       8,683            -            8,683

                                                                              SIX MONTHS ENDED JULY 31, 1999
                                                                              ------------------------------
                                                                         EBT        IED        PDM       TOTALS
                                                                         ---        ---        ----      ------
                                                                               (IN THOUSANDS OF DOLLARS)
Revenues from external customers....................................    $3,525    $13,110    $14,226    $ 30,861
Depreciation and amortization expense...............................     2,246      2,057      3,963       8,266
Segment profit (loss)...............................................   (11,342)     3,304     (8,565)    (16,603)
Segment assets......................................................    13,749     48,230     45,753     107,732

Reconciliation Information
Profit or loss
--------------

                                                                                       THREE MONTHS ENDED JULY 31,
                                                                                       ---------------------------
                                                                                            2000           1999
                                                                                            ----           ----
                                                                                        (IN THOUSANDS OF DOLLARS)
Total external loss for reportable segments............................................      $(6,678)     $(3,325)
Restructuring expenses.................................................................           -        (6,234)
Special charges........................................................................           -          (464)
Net investment income..................................................................          474          467
Write down of investment in Information Please LLC.....................................           -        (2,655)
Gain on sale of IED business...........................................................       39,312           -
Loss on disposition of MediaBank business..............................................       (3,749)          -
Other income (expense).................................................................         (267)          -
Unallocated corporate and other income (expense).......................................         (621)      (3,575)
                                                                                        -------------- -----------
Consolidated income (loss) before provision for income taxes...........................      $28,471     $(15,786)
                                                                                        ============   ===========

                                                                                           SIX MONTHS ENDED JULY 31,
                                                                                           -------------------------
                                                                                             2000          1999
                                                                                             ----          ----
                                                                                        (IN THOUSANDS OF DOLLARS)
Total external loss for reportable segments............................................     $(10,106)    $(16,603)
Restructuring expenses.................................................................       (1,835)      (6,715)
Special charges........................................................................           -        (3,437)
Net investment income..................................................................        1,138          906
Write down of investment in Information Please LLC.....................................           -        (2,655)
Gain on sale of IED business...........................................................       39,312           -
Loss on disposition of MediaBank business..............................................       (3,749)          -
Other income (expense).................................................................         (267)          -
Unallocated corporate and other expenses...............................................       (2,795)      (9,267)
                                                                                        -------------  -----------
Consolidated loss before provision for income taxes....................................      $21,698     $(37,771)
                                                                                        ============   ===========

NOTE 9.  SUBSEQUENT EVENTS

         On August 28, 2000, we issued a press release announcing that we have changed our name from Inso Corporation to eBT International, Inc. and will continue to do business under the name eBusiness Technologies. Our stock now trades under the ticker symbol "EBTI" on the NASDAQ national market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Review of Recent Transactions
-----------------------------

In July 2000, we completed the divestiture of our non-core assets, which was originally announced in April 2000. Between October 1999 and July 2000, we divested of our former Product Data Management ("PDM") division, our Information Exchange Division ("IED") and our MediaBank product line ("MediaBank"). Our ongoing operations are comprised of our DynaBase family of web content management technologies and related services, and are run under the name eBusiness Technologies ("eBT"). MediaBank was previously a component of the eBT division. All references to eBT in this narrative exclude the MediaBank results. References to "divested businesses" include PDM, IED and MediaBank.

As a result of the divestitures that have taken place over the past 12 months, and the restructuring that took place in the first quarter of fiscal 2001, the corporate function has been substantially reduced, and absorbed into the operations of eBT. Also, since we expect to operate in only one division beginning in the third quarter, these corporate costs are more directly related to the operations of eBT, beginning in the second quarter of fiscal 2001, when the decision was made to operate under this new structure. Prior to the second quarter of fiscal 2001, we operated in several segments, and the Company was structured differently to accommodate this diversity. Consequently, certain corporate costs, which have historically been excluded from our divisional and segment discussions in this section, are now included in the eBT results, beginning in the second quarter of fiscal 2001, in all of the discussion presented below. Due to the significant changes that have taken place in the Company since July 1999, we believe that attempts to allocate a portion of the prior year corporate related expenses among the segments is not meaningful, and therefore, no such allocations have been included in the discussion presented below, for any periods prior to the second quarter of fiscal 2001.

Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 1999
-----------------------------------------------------------------------------

Revenues for the three months ended July 31, 2000 totaled $5,655,000, a decrease of $13,712,000, or 71%, from the $19,367,000 reported for the three months ended July 31, 1999, primarily due to the divestitures since October 1999, and also due to continued declines of IED's Quick View Plus ("QVP") product sales to corporate customers. Total revenues for the fiscal quarter ended July 31, 2000 included revenues of $2,725,000 from businesses that were divested in fiscal 2001. Total revenues for the fiscal quarter ended July 31, 1999 included revenues of $8,392,000 and $8,811,000 from businesses that were divested in fiscal 2001 and fiscal 2000, respectively. Excluding the revenues associated with the divested businesses, net revenues of eBT increased by approximately $766,000, or 35%, to $2,930,000 for the three months ended July 31, 2000 from $2,164,000 for the three months ended July 31, 1999. The increase was comprised of growth in service revenue, partially offset by a decline in product revenue. Growth in service revenue trails growth in product sales, as services are provided following product sales. The current quarter increase in service revenues can therefore be related to the growth in product sales in the first quarter of fiscal 2001 over the first quarter of fiscal 2000. The decline in product sales from the prior year quarter is a result of a transition to the newly released engenda product from the DynaBase product line, and also due to turnover in our product sales force. During the current year quarter, we acquired nine new eBT customers and licensed additional technology and services to 15 existing customers.

Gross profit decreased $10,410,000, or 78%, from $13,292,000 for the three months ended July 31, 1999 to $2,882,000 for the three months ended July 31, 2000 primarily due to the divestitures and also due to the declining revenues of IED, which were not offset by corresponding declines in direct costs. Excluding the gross profit associated with the divested businesses, eBT gross profit decreased $291,000, or 26%, from $1,099,000 for the three months ended July 31, 1999, to $808,000 for the three months ended July 31, 2000. Gross profit for eBT, as a percentage of revenues, was 28% for the three months ended July 31, 2000, compared to 51% for the three months ended July 31, 1999. The change in revenue does not always result in a corresponding change in associated direct costs, which include the personnel costs associated with service revenues. Our service revenues generally contribute a lower margin than product revenues.

Total operating expenses decreased $16,787,000, or 62%, to $10,181,000 for the three months ended July 31, 2000, from $26,968,000 for the three months ended July 31, 1999. Included in total operating expenses for the three months ended July 31, 1999 were restructuring charges of $6,234,000 for the July 1999 restructuring initiative aimed at reducing operating costs, and special charges of $464,000, for costs relating to the restatement of our financial results for the first three quarters of 1998. Excluding the aforementioned charges and the operating expenses associated with the divested businesses, eBT operating expenses increased $2,157,000, or 49%, to $6,599,000 for the three months ended July 31, 2000 as compared to $4,442,000 for the three months ended July 31, 1999. As a percentage of eBT revenue, total eBT operating expenses were 205% in the three months ended July 31, 1999, as compared to 225% for the three months ended July 31, 2000. These increases relate primarily to increased sales and marketing costs, and to increased general and administrative costs. As discussed previously, for the second quarter of fiscal 2001, certain recurring operating expenses formerly associated with the corporate function located in Boston, Massachusetts are now included in the eBT results. In total, cost savings generated at the corporate level from the actions taken in the first and second quarters of fiscal 2000 (see Notes 6 and 7) and the first quarter of fiscal 2001, combined with the divestitures of PDM and IED, more than offset the increases in eBT expenses, resulting in the overall decrease in operating expenses.

Sales and marketing expenses decreased $3,188,000, or 46%, to $3,766,000 for the three months ended July 31, 2000 from $6,954,000 for the three months ended July 31, 1999, primarily due to the divestitures and to decreased compensation related expenses of IED resulting from the decrease in IED sales. Excluding the sales and marketing expenses associated with the divested businesses, eBT sales and marketing expenses increased $967,000, or 56%, for the three months ended July 31, 2000 as compared to the three months ended July 31, 1999. Sales and marketing expenses for eBT were 92% of related revenues for the three months ended July 31, 2000 compared to 80% for the three months ended July 31, 1999. The increase in eBT sales and marketing expenses reflects our continued investment in growing the eBT business, primarily through expanded marketing campaigns. Increased sales and marketing expenses in the eBT division were more than offset by decreases in sales and marketing expenses in the IED division for the same periods, combined with the impact of the divestiture of PDM. IED sales and marketing expenses for the three months ended July 31, 2000 do not represent expenses of a full quarter.

Product development expenses decreased $3,327,000, or 47%, from $7,040,000 for the three months ended July 31, 1999 to $3,713,000 for the three months ended July 31, 2000, primarily due to the divestitures of PDM, IED and Mediabank. Excluding the product development expenses associated with the divested businesses, product development expenses increased by $296,000, or 16%, for the three months ended July 31, 2000 compared to the three months ended July 31, 1999. The increase was due primarily to increased headcount to support new product development initiatives. Product development expenses of eBT were 75% of eBT revenues for the three months ended July 31, 2000 compared to 80% of eBT revenues for the three months ended July 31, 1999. The decrease in product development expenses as a percentage of revenues was due primarily to the increased sales generated by eBT, which increased at a faster rate than the increase in development expenses.

General and administrative expenses decreased $2,685,000, or 52%, to $2,462,000 for the three months ended July 31, 2000 compared to $5,147,000 for the three months ended July 31, 1999, primarily due to the divestitures of PDM and IED and to cost savings related to reductions in personnel and facilities following the fiscal 2000 and 2001 restructuring actions. Excluding the administrative expenses associated with the divested businesses, eBT general and administrative expenses increased $894,000, or 108%, for the three months ended July 31, 2000 compared to the three months ended July 31, 1999. General and administrative expenses, excluding the expenses and revenues associated with the divested businesses, were 59% of revenues for the three months ended July 31, 2000 and 38% of revenues for the three months ended July 31, 1999. These increases are primarily related to the inclusion of expenses formerly considered corporate unallocated expenses in eBT's second quarter results for fiscal 2001. The prior year eBT expenses do not include any corporate related expenses. The total of corporate related general and administrative expenses included in eBT results was $703,000 for the three months ended July 31, 2000.

In June 2000, we sold the MediaBank product line, which was formerly a component of the eBT division, for contingent future consideration of up to $2,000,000. As the consideration is contingent, we did not record any proceeds on the sale, and we wrote off the net assets of the MediaBank business, taking a charge of $3,749,000 in connection with the transaction. The majority of the charge, approximately $3,500,000, was a non-cash charge related to licensed technology that was sold, while approximately $400,000 related to severance and professional fees incurred on the transaction. These amounts were partially offset by the liabilities assumed by the buyer.

On July 10, 2000, we sold our IED division for a stated sale price of $55,000,000, less amounts for retained rights under license and subject to adjustment based on the net working capital of the IED business on the closing date. We expect to make a net payment approximating up to $1,100,000 to IntraNet Solutions, Inc. ("IS"), the acquiror, during the third quarter of fiscal 2001, in final settlement of the net working capital requirement, under the terms of the agreement. The sale transaction was in the form of a merger of two wholly owned subsidiaries of IS with our subsidiaries, Inso Chicago Corporation and Inso Kansas City Corporation, which comprised the IED business. We received $48,000,000 of the proceeds in cash at the time of the closing. An additional $5,500,000 has been placed in an escrow account, and, subject to our indemnification obligations under the agreement, shall be released to us on the first anniversary of the closing date. The net gain from the transaction was $39,312,000. The transaction created a capital gain for federal income tax purposes, essentially all of which is offset by the capital loss carryforwards generated in prior years.

As a result of net operating losses incurred in prior periods, and after evaluating the Company's anticipated performance over its normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets for federal tax purposes as of July 31, 2000. We have estimated that the tax gain generated from the sale of IED, almost all of which will be characterized as capital, will be offset, for federal tax purposes, by our capital loss carryforwards of approximately $46,000,000. However, the transaction is expected to generate a small state tax liability, as some states do not provide for the same utilization of net operating loss and capital loss carryforwards as the federal tax rules allow. Additionally, the Company generates taxable income in many of the foreign jurisdictions in which it transacts business. Accordingly, we have recorded a tax provision of $300,000 in the quarter ended July 31, 2000, for state and foreign income tax liabilities, as compared to a provision of $77,000 in the comparable prior year quarter.

Net income and diluted income per share were $28,171,000 and $1.68, respectively, for the three months ended July 31, 2000 as compared to net loss and diluted loss per share of $15,863,000 and $1.02, respectively, for the three months ended July 31, 1999. Excluding the restructuring and special charges for both the fiscal 2001 and 2000 second quarters, as well as the results of the divested business for both periods, net loss and net loss per share would have been $5,617,000 and $0.34 per share, respectively, for the quarter ended July 31, 2000 and $2,875,000 and $0.18 per share, respectively, for the quarter ended July 31, 1999.

Six Months Ended July 31, 2000 Compared to Six Months Ended July 31, 1999
-------------------------------------------------------------------------

Revenues for the six months ended July 31, 2000 totaled $15,945,000, a decrease of $14,916,000, or 48%, from the $30,861,000 reported for the six months ended July 31, 1999, primarily due to the divestitures since October 1999, and also due to continued declines of IED's QVP product sales to corporate customers. Total revenues for the six months ended July 31, 2000 included revenues of $9,081,000 from business that were divested in fiscal 2001. Total revenues for the six months ended July 31, 1999 included revenues of $14,048,000 and $14,226,000 from business that were divested in fiscal 2001 and fiscal 2000, respectively. Excluding the revenues associated with the divested businesses, net revenues of eBT increased by approximately $4,278,000, or 165%, for the six months ended July 31, 2000 compared to the six months ended July 31, 1999. For the six month period, service revenue contributed 65% of the increase in revenue, while product revenue accounted for the remaining 35% of the increase. Growth in service revenue trails the growth in product revenue, as services are offered following product sales. The slower growth in product sales reflects the impact of the second quarter product transition to the newly released engenda product, from the DynaBase product line, and also due to turnover in our sales force. During the current year six-month period, we acquired 18 new eBT customers and licensed additional technology and services to 32 existing customers.

Gross profit decreased $8,218,000, or 45%, from $18,479,000 for the six months ended July 31, 1999 to $10,261,000 for the six months ended July 31, 2000 primarily due to the divestitures and also due to the declining revenues of IED, which were not offset by corresponding declines in direct costs. Excluding the gross profit associated with the divested businesses, eBT gross profit increased $2,429,000, or 405%, from $600,000 for the six months ended July 31, 1999 to $3,029,000 for the six months ended July 31, 2000. Gross profit as a percentage of revenues for eBT was 44% for the six months ended July 31, 2000, compared to 23% for the six months ended July 31, 1999. The increase in gross profit percentage in the first six months of fiscal 2001 was largely due to the increased eBT sales, which increased at a greater rate than associated costs, and thereby resulted in improved gross margins on both product and service revenues for the first six months of fiscal 2001.

Total operating expenses decreased $29,584,000, or 54%, to $24,997,000 for the six months ended July 31, 2000, from $54,581,000 for the six months ended July 31, 1999. Included in total operating expenses for the six months ended July 31, 2000 were net restructuring charges of $1,835,000 for costs associated with the consolidation and closure of our Boston headquarters. Included in total operating expenses for the six months ended July 31, 1999 were restructuring charges of $6,715,000 for the closure of our Kansas City office and for the July 1999 restructuring action aimed at reducing operating costs, and special charges of $3,437,000, for costs relating to the restatement of our financial results for the first three quarters of 1998 and for the termination or resignation of certain employees. Excluding the aforementioned charges and the operating expenses associated with the divested businesses, eBT operating expenses increased $2,818,000, or 31%, to $11,891,000 for the six months ended July 31, 2000 as compared to $9,073,000 for the six months ended July 31, 1999. The increase relates primarily to increased sales and marketing expenses and to increased general and administrative expenses. As described in the discussion of results for the three month period, certain corporate related expenses have been included in the eBT results for three of the six months in the current year period, contributing to the increase in eBT expenses. Cost savings generated at the corporate level from the actions taken in the first and second quarters of fiscal 2000 (see Notes 6 and 7) and the first quarter of fiscal 2001, combined with the divestitures of PDM and IED, more than offset the increase in eBT expenses.

Sales and marketing expenses decreased $6,619,000, or 43%, to $8,934,000 for the six months ended July 31, 2000 from $15,553,000 for the six months ended July 31, 1999. Excluding the sales and marketing expenses associated with the divested businesses, sales and marketing expenses increased $1,715,000, or 49%, for the six months ended July 31, 2000 as compared to the six months ended July 31, 1999. The increase in eBT sales and marketing expenses reflects our continued investment in growing the eBT business. Excluding the sales and marketing expenses and revenues associated with the divested businesses, sales and marketing expenses were 76% of revenues for the six months ended July 31, 2000 compared to 136% for the six months ended July 31, 1999, again reflecting the impact of the increase in revenue, paired with slower growth in the associated costs. Increased sales and marketing expenses of eBT were more than offset by savings from restructuring actions taken in the first and second quarters of fiscal 2000 and the first quarter of fiscal 2001, and the divestiture of PDM.

Product development expenses decreased $7,472,000, or 50%, from $14,994,000 for the six months ended July 31, 1999 to $7,522,000 for the six months ended July 31, 2000, primarily due to the PDM and IED divestitures. Excluding the product development expenses associated with the divested businesses, product development expenses decreased by $121,000, or 3%, for the six months ended July 31, 2000 compared to the six months ended July 31, 1999. Product development expenses, excluding the product development expenses and revenues associated with the divested businesses, were 57% of revenues for the six months ended July 31, 2000 compared to 157% of revenues for the six months ended July 31, 1999. The decrease in product development expenses as a percentage of revenues was due primarily to the substantial increase in sales, paired with a small decline in costs.

General and administrative expenses decreased $5,247,000, or 46%, to $6,145,000 for the six months ended July 31, 2000 compared to $11,392,000 for the six months ended July 31, 1999. Excluding the administrative expenses associated with the divested businesses, general and administrative expenses increased $1,224,000, or 81%, for the six months ended July 31, 2000 compared to the six months ended July 31, 1999. This increase is primarily related to the inclusion of expenses formerly considered corporate unallocated expenses in eBT's second quarter results for fiscal 2001. The prior year presentation has not been restated to reflect an allocation of corporate expenses, as the structure of the Company was so different at that time, that we believe such an allocation would not be meaningful. The total of corporate related general and administrative expenses included in eBT results was $703,000 for the six months ended July 31, 2000. General and administrative expenses, excluding the expenses and revenues associated with the divested businesses, were 40% of revenues for the six months ended July 31, 2000 and 58% of revenues for the six months ended July 31, 1999. The increase in general and administrative expenses did not match the increase in revenues for the six-month period, resulting in the decrease in the ratio of expenses to revenue. The decrease in remaining total general and administrative expenses was primarily due to cost savings related to reductions in personnel and facilities following the fiscal 2000 and 2001 restructuring actions and the divestiture of PDM.

The restructuring charge reported in the six months ended July 31, 2000 relates to the April 2000 restructuring plan, under which we began to focus our energies on eBT's Web Content Management and Workflow product line, and pursue divestiture of certain assets, including IED. The plan included the consolidation of our Boston headquarters into the Providence, Rhode Island offices of the eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in May 2000. As a result of this plan, we recorded a net charge of $1,835,000 in the first quarter of fiscal year ending January 31, 2001. The charge was comprised primarily of severance for those employees. This restructuring action was estimated to generate annualized cost savings of approximately $4 million from the level of expenses incurred at the time of the restructuring.

In June 2000, we sold the MediaBank product line, taking a charge of $3,749,000 in connection with the transaction, as previously discussed. On July 10, 2000, we sold our IED division, and recorded a net gain from the transaction of $39,312,000, as previously discussed.

As a result of net operating losses incurred in prior periods, and after evaluating the Company's anticipated performance over its normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets for federal tax purposes as of July 31, 2000. We have estimated that the tax gain generated from the sale of IED, almost all of which will be characterized as capital, will be offset, for federal tax purposes, by our capital loss carryforwards of approximately $46,000,000. However, the transaction is expected to generate a small state tax liability, as some states do not provide for the same utilization of net operating loss and capital loss carryforwards as the federal tax rules allow. Additionally, the Company generates taxable income in many of the foreign jurisdictions in which it transacts business. Accordingly, we have recorded a tax provision of $300,000 in the six months ended July 31, 2000, for state and foreign income tax liabilities, as compared to a provision of $77,000 in the comparable prior year period.

Net income and diluted income per share were $21,398,000 and $1.23, respectively, for the six months ended July 31, 2000 as compared to net loss and diluted loss per share of $37,848,000 and $2.43, respectively, for the three months ended July 31, 1999. Excluding the restructuring and special charges for both the fiscal 2001 and 2000 six month periods, as well as the results of the divested business for both periods, net loss and net loss per share would have been $4,937,000 and $0.30 per share, respectively, for the six months ended July 31, 2000 and $11,589,000 and $0.75 per share, respectively, for the six months ended July 31, 1999.

Liquidity and Capital Resources

Our operating activities used cash of $6,301,000 for the six months ended July 31, 2000 compared to $14,445,000 for the six months ended July 31, 1999. The $8,144,000 improvement in cash results from operating activities was due principally to the reduction in operating losses incurred in the six months ended July 31, 2000, resulting from the divestiture of the PDM division and the MediaBank product line, and from the cost savings realized from the fiscal 2000 and fiscal 2001 restructuring actions.

Our investing activities generated cash of $51,395,000 for the six months ended July 31, 2000 compared to $12,291,000 for the six months ended July 31, 1999. The increase of $39,103,000 was due primarily to the proceeds generated from the sale of our IED division in July 1999, paired with collections in July 2000 of receivables on both the DynaText and PDM divestitures that took place last fiscal year. These three transactions generated net cash proceeds of $46,889,000, $909,000 and $2,696,000, respectively, during July 2000. The increase in cash generated from investing activities was partially offset by declines in net proceeds from sales of marketable securities, which is attributable to the cost savings from the fiscal 2000 restructuring actions, the divestiture of PDM and MediaBank, and the availability of cash from the three aforementioned sale transactions. As a result of these sources of cash, and the decrease in cash used in operations, it was not necessary to liquidate investments in the same volume as in the prior year six-month period to support our operations.

Our financing activities provided cash of $114,000 for the six months ended July 31, 2000 compared to $360,000 for the six months ended July 31, 1999. In the fiscal 2000 six month period, the Company collected approximately $296,000 on notes receivable underlying stock purchase agreements, and there were no such collections in the current year period. Substantial declines in payments under capital lease obligations in the six months ended July 31, 2000 relate to the divestment of PDM, and were essentially offset by the increased use of cash in connection with the stock repurchase plan announced immediately following the sale of IED.

On April 11, 2000, we announced that as part of our review of strategic alternatives, which began in February 2000, the Board of Directors determined that the most appropriate means to enhance shareholder value is for us to remain independent and to focus our energies on eBT's Web Content Management and Workflow product line. As a result, we divested of certain assets, including IED and our MediaBank product line. Also in connection with this strategic evaluation, we consolidated our Boston, Massachusetts headquarters into the Providence, Rhode Island offices of the eBT division. Consequently, approximately 18 administrative employees and four executive officers were terminated or resigned in May 2000. Under this plan, we will pay out approximately $1,930,000 in severance related costs through the 24 months ending in April 2002. Through July 31, 2000, payments approximating $531,000 were made against this liability (see Note 6). This restructuring action was estimated to generate annualized cost savings of approximately $4 million from the level of expenses incurred at the time of the restructuring.

As of July 31, 2000, we had working capital of $72,160,000. Total cash, cash equivalents and marketable securities at July 31, 2000 were $78,619,000. Due to the restructuring actions taken in both fiscal 2000 and fiscal 2001, and the divestiture of the PDM, IED and MediaBank businesses, we believe that available funds will be sufficient to finance our operations through the foreseeable future.

On June 2, 1999, we were informed that the United States Securities and Exchange Commission issued a Formal Order of Private Investigation in connection with matters relating to the Company's previously announced restatement of its 1998 financial results. We are cooperating with the Securities and Exchange Commission. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the investigation will not have a material adverse impact on our financial condition and results of operations. Additionally, while it is not feasible to predict the total costs, we expect to continue to incur further professional fees with respect to the SEC Investigation.

On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against the Company in the United States Bankruptcy Court for the Western District of New York. The lawsuit is captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-2177. The complaint seeks turnover of purported property of the estates and damages for the Company's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, we filed our Answer and Demand for Jury Trial. Also, on August 19, 1999, we filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted our motion for the purposes of dispositive motions and trial. The parties are presently engaging in document discovery and no depositions have been taken. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

During February 2000, certain shareholders of the Company filed two putative class action lawsuits against the Company and certain of the Company's officers and employees in the United States District Court for the District of

Massachusetts. The lawsuits are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al.
v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal 2000 fourth quarter on February 1, 2000. Both complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amended the effective date of SFAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133". SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. We do not believe that the adoption of SFAS 133 and SFAS 138 will have a material effect on our financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements," which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. We do not believe that the adoption of SAB 101 will have a material effect on our financial position or results of operations.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

Factors that May Affect Future Operating Results
------------------------------------------------

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income, earnings per share or cash flows. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 for a description of certain factors, which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements. Among the factors which may cause the Company's actual results to differ materially from historical results are the following: competitive pressures including price pressures; the inability of the Company to effectively integrate new hires and address sales coverage and execution issues; increased reliance on systems integrators and other technology partners; market acceptance of new and modified products; increased reliance on the very competitive and dynamic web publishing market segment; the inability to leverage and grow relationships with systems integrators and other channel partners; increased personnel costs and competition for experienced personnel; market acceptance of products based on eXtensible Markup Language; and adverse economic changes in the markets in which the Company does business.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in its fiscal 2000 Annual Report filed on Form 10-K has not changed significantly.

                          PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On February 4, 1999, the Company and certain of its officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the District of Massachusetts. Thereafter, six substantially similar actions were filed in the same Court. On April 5, 1999, the seven class action lawsuits that were filed against us were consolidated into one lawsuit entitled In Re Inso Corporation, Civil Action No. 99-10193-WGY. These lawsuits were filed following our announcement on February 1, 1999 that we planned to restate our revenues for the first three quarters of 1998.

The consolidated lawsuit principally claimed that the defendants violated federal securities laws allegedly by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance during the purported class period of April 23, 1998 through March 31, 1999 and sought unspecified damages. The Company and all of the individual defendants denied any wrongdoing.

On September 29, 1999, we entered into an insurance agreement pursuant to which the insurance carrier assumed complete financial responsibly for the ultimate resolution of the lawsuit. A net charge to our fiscal year 2000 consolidated results of $13,451,000 was taken in connection with the insurance agreement. On May 26, 2000, we entered into an agreement to settle the consolidated securities class action. The settlement provides that all claims against the Company and the individual defendants will be dismissed. In agreeing to the proposed settlement, the Company and the individual defendants specifically continue to deny any wrongdoing.

The settlement was preliminarily approved by the Court on May 29, 2000 and is subject to certain other customary conditions, including notice to the class and final approval by the Court. The Court has scheduled a final approval hearing for September 14, 2000.

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

On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against the Company in the United States Bankruptcy Court for the Western District of New York. The lawsuit is captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-2177. The complaint seeks turnover of purported property of the estates and damages for the Company's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, we filed our Answer and Demand for Jury Trial. Also, on August 19, 1999, we filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted our motion for the purposes of dispositive motions and trial. The parties are presently engaging in document discovery and no depositions have been taken. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

During February 2000, certain shareholders of the Company filed two putative class action lawsuits against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts. The lawsuits are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al.
v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. Both complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or our results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The disclosure concerning the vote of the Company's stockholders at its annual meeting held on June 1, 2000 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2000.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following are filed as exhibits to this Form 10-Q

         Exhibit 2.1 Agreement and Plan of Merger, dated July 10, 2000, by and among IntraNet Solutions, Inc., IntraNet Chicago Acquisition Corporation, IntraNet Kansas City Acquisition Corporation, Inso Chicago Corporation, Inso Kansas City Corporation and Inso Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on July 25, 2000)

         Exhibit 10.1 Agreement and Release between Robert F. Dudley and the Company dated May 26, 2000

         Exhibit 10.2 Agreement and Release between Bruce G. Hill and the Company dated May 12, 2000

         Exhibit 10.3 Agreement and Release between Elaine S. Ouellette and the Company dated May 26, 2000

         Exhibit 10.4 Sublease Agreement between Houghton Mifflin and the Company, dated July 1, 2000

         Exhibit 27-1 Financial Data Schedule for the three and six month periods ended July 31, 2000

(b)      Reports on Form 8-K

         Registrant filed one (1) report on Form 8-K during the quarter ended July 31, 2000.

         (i) Current Report on Form 8-K dated July 10, 2000 reporting under Item 2. Acquisition or Disposition of Assets, the Company's sale of the IED business to IntraNet Solutions, Inc.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  eBT International, Inc.
                                               ------------------------------
                                                  Registrant



        Date:  September 14, 2000                    /s/ James M. Ringrose
                                                    ----------------------
                                                    James M. Ringrose
                                                    Chief Executive Officer



        Date:  September 14, 2000                   /s/ Christopher M. Burns
                                                    ------------------------
                                                    Christopher M. Burns
                                                    Chief Financial Officer
                                                    (Chief Accounting Officer)