Form 10-Q
period 2000-10-31
EBT INTERNATIONAL INC
filed 2000-12-15
CIK 917471

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              October 31, 2000
                              --------------------------------------------------

                                      or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number:                        000-23384
                       ---------------------------------------------------------

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

                               (401) 752 - 4400
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                             Inso Corporation
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X     No_____
                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at December 8, 2000
---------------------------------------         -------------------------------
Common Stock (par value $.01 per share)                   16,662,458

                            EBT INTERNATIONAL, INC.
                                FORM 10-Q INDEX

                                                                                               Page No.
                                                                                               --------
Part I.    Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
           October 31, 2000 and January 31, 2000                                                       3

           Condensed Consolidated Statements of Operations
           Three Months Ended October 31, 2000 and 1999                                                4

           Condensed Consolidated Statements of Operations
           Nine Months Ended October 31, 2000 and 1999                                                 5

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended October 31, 2000 and 1999                                                 6

           Notes to Condensed Consolidated Financial Statements                                     7-14

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                     15-21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                 22

Part II.   Other Information

Item 1.    Legal Proceedings                                                                       22-23

Item 6.    Exhibits and Reports on Form 8-K                                                           23

           Signatures                                                                                 23

                            EBT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     OCTOBER 31, 2000 AND JANUARY 31, 2000
                                   Unaudited
              (In thousands, except share and per share amounts)

                                                                                           October 31,      January 31,
                                                                                              2000             2000
                                                                                              ----             ----
                                           ASSETS
                                           ------
Current assets:
   Cash and cash equivalents                                                               $    71,461   $    31,408
   Marketable securities                                                                            --         4,602
   Accounts receivable, net of allowances of $1,083 and $3,139, respectively                     3,404        14,469
   Receivables from asset sales                                                                  6,046         5,723
   Prepaid expenses and other current assets                                                     1,076         2,719
                                                                                           -----------   -----------
        Total current assets                                                                    81,987        58,921

Property and equipment, net                                                                      2,597         5,034
Product development costs, net of accumulated amortization of $7,227,
        and $11,375, respectively                                                                1,479        10,402
Excess of costs over net assets acquired, net of accumulated amortization of
        $0 and $4,628, respectively                                                                 --         2,055
Other intangible assets, net of accumulated amortization of $0 and $1,860,
        respectively                                                                                --         1,005
Long-term accounts receivable                                                                       90           877
Licensed technology and advances, net                                                            1,097         2,295
                                                                                           -----------   -----------
TOTAL ASSETS                                                                               $    87,250   $    80,589
                                                                                           ===========   ===========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

Current liabilities:

   Accounts payable                                                                        $     1,018   $     1,295
   Accrued expenses and other current liabilities                                                7,060         9,041
   Accrued salaries, commissions and bonuses                                                     3,183         4,924
   Unearned revenue                                                                              1,764         8,205
                                                                                           -----------   -----------
      Total current liabilities                                                                 13,025        23,465

Other liabilities, long term                                                                     1,093         1,235
Unearned revenue, non-current portion                                                               --           517

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
   Common stock, $.01 par value; 50,000,000 shares authorized; 16,916,660 and
      16,588,773 shares issued at October 31, 2000 and January 31, 2000, respectively              169           165
   Capital in excess of par value                                                              157,932       156,098
   Accumulated deficit                                                                         (82,334)     (100,633)
                                                                                           -----------   -----------
                                                                                                75,767        55,630
   Unamortized value of restricted shares                                                         (663)            -

   Notes receivable from stock purchase agreements                                                (200)         (200)
   Treasury stock, at cost, 301,675 and 5,075 shares at October 31, 2000 and
      January 31, 2000, respectively                                                            (1,772)          (58)
                                                                                           -----------   -----------
        Total stockholders' equity                                                              73,132        55,372
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $    87,250   $    80,589
                                                                                           ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                            EBT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 and 1999
                                   Unaudited
                   (In thousands, except per share amounts)

                                                                                      October 31,        October 31,
                                                                                          2000              1999
                                                                                          ----              ----
Revenues:
   Product licenses                                                                   $       728        $    11,802
   Services                                                                                 1,804              7,619
                                                                                      -----------        -----------
   Total revenues                                                                           2,532             19,421

Cost of revenues:
   Product licenses                                                                           502              2,307
   Services                                                                                 1,455              2,843
                                                                                      -----------        -----------
   Total cost of revenues                                                                   1,957              5,150
                                                                                      -----------        -----------

Gross profit                                                                                  575             14,271

Operating expenses:
   Sales and marketing                                                                      3,006              2,522
   Product development                                                                      1,675              5,925
   General and administrative                                                               1,347              4,824
   Amortization of intangible assets                                                            -              1,033
   Restructuring expenses                                                                       -              4,353
   Special charges                                                                              -             24,256
                                                                                      -----------        -----------
       Total operating expenses                                                             6,028             42,913
                                                                                      -----------        -----------
Operating loss                                                                             (5,453)           (28,642)

Non-operating income (expense):

   Net investment and other income                                                          1,206                270
   Gain on sale of assets, IED                                                                435                  -
   Gain on sale of assets, DynaText                                                            95             14,549
   Loss on sale of assets, MediaBank                                                          (40)                 -
   Recovery of investment in Information Please LLC                                           657                  -
                                                                                      -----------        -----------

Loss before provision for income taxes                                                     (3,100)           (13,823)

Provision for income taxes                                                                      -                143
                                                                                      -----------        -----------

Net loss *                                                                            $    (3,100)       $   (13,966)
                                                                                      ===========        ===========

Loss per share                                                                        $     (0.19)       $     (0.89)
                                                                                      ===========        ===========
Diluted loss per share                                                                $     (0.19)       $     (0.89)
                                                                                      ===========        ===========

Weighted average shares outstanding
    Basic                                                                                  16,535             15,608
    Diluted                                                                                16,535             15,608

 * Net loss approximates comprehensive loss for both periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

                            EBT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED OCTOBER 31, 2000 and 1999
                                   Unaudited
                   (In thousands, except per share amounts)

                                                                                      October 31,        October 31,
                                                                                          2000              1999
                                                                                          ----              ----
Revenues:
   Product licenses                                                                   $    11,896        $    31,189
   Services                                                                                 6,581             19,093
                                                                                      -----------        -----------
   Total revenues                                                                          18,477             50,282

Cost of revenues:
   Product licenses                                                                         2,766              8,332
   Services                                                                                 4,875              9,200
                                                                                      -----------        -----------
   Total cost of revenues                                                                   7,641             17,532
                                                                                      -----------        -----------

Gross profit                                                                               10,836             32,750

Operating expenses:
   Sales and marketing                                                                     11,940             18,075
   Product development                                                                      9,197             20,919
   General and administrative                                                               7,492             16,216
   Amortization of intangible assets                                                          561              3,523
   Restructuring expenses                                                                   1,835             11,068
   Special charges                                                                              -             27,693
                                                                                      -----------        -----------
       Total operating expenses                                                            31,025             97,494
                                                                                      -----------        -----------
Operating loss                                                                            (20,189)           (64,744)

Non-operating income (expense):

  Net investment and other income                                                           2,345              1,256
  Gain on sale of assets, IED                                                              39,747                  -
  Gain on sale of assets, DynaText                                                            465             14,549
  Loss on sale of assets, MediaBank                                                        (3,789)                 -
  Loss on sale of assets, PDM                                                                (637)                 -
  Recovery (write down) of investment in Information Please LLC                               657             (2,655)
                                                                                      -----------        -----------

Income (loss) before provision for income taxes                                            18,599            (51,594)

Provision for income taxes                                                                    300                220
                                                                                      -----------        -----------

Net income (loss) *                                                                   $    18,299        $   (51,814)
                                                                                      ===========        ===========

Income (loss) per share                                                               $      1.10        $     (3.33)
                                                                                      ===========        ===========
Diluted income (loss) per share                                                       $      1.07        $     (3.33)
                                                                                      ===========        ===========

Weighted average shares outstanding
    Basic                                                                                  16,603             15,569
    Diluted                                                                                17,157             15,569

 * Net income (loss) approximates comprehensive income (loss) for both periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

                            EBT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                   Unaudited
                           (In thousands of dollars)

                                                                                         October 31,    October 31,
                                                                                            2000           1999
                                                                                            ----           ----
Cash flows provided by (used in) operating activities:
 Net income (loss)                                                                       $    18,299    $   (51,814)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                                                 1,251          2,764
  Amortization                                                                                 3,258          9,839
  Non-cash stock compensation expense                                                            177              -
  Non-cash restructuring expenses                                                                196          5,747
  Non-cash special charges                                                                         -         10,805
  Recovery (write down) of investment in Information Please LLC                                 (657)         2,655
  Gain on sale of IED                                                                        (39,747)             -
  Loss on disposition of MediaBank                                                             3,789              -
  Gain on sale of DynaText                                                                      (465)       (14,549)
  Loss on sale of PDM                                                                            637              -
                                                                                         -----------    -----------
                                                                                             (13,262)       (34,553)
 Changes in operating assets and liabilities:
  Accounts receivable                                                                          5,688          3,383
  Prepaid expenses and other current assets                                                    1,178             64
  Accounts payable and accrued liabilities                                                    (1,139)         1,006
  Accrued salaries, commissions and bonuses                                                   (3,244)          (479)
  Other assets and liabilities                                                                (2,095)        (1,243)
                                                                                         -----------    -----------
    Net cash used in operating activities                                                    (12,874)       (31,822)

Cash flows provided by (used in) investing activities:
  Property and equipment expenditures                                                           (686)        (1,966)
  Capitalized product development costs                                                       (1,138)        (2,623)
  Payments related to 1998 acquisitions                                                            -         (5,440)
  Proceeds from dispositions of businesses                                                    51,421          9,000
  Net proceeds from sales of marketable securities                                             4,602         37,704
                                                                                         -----------    -----------
    Net cash provided by investing activities                                                 54,199         36,675

Cash flows provided by (used in) financing activities:
  Net proceeds from exercise of stock options and other
      issuances of common stock                                                                  479            675
  Proceeds from the payment of notes receivable underlying
      Stock Purchase Agreements                                                                    -            296
  Payments for purchases of treasury stock                                                    (1,714)             -
  Payments under capital lease obligations                                                       (37)          (501)
                                                                                         -----------    -----------
    Net cash provided by (used in) financing activities                                       (1,272)           470

Net increase in cash and cash equivalents                                                     40,053          5,323
Cash and cash equivalents at beginning of period                                              31,408          9,517
                                                                                         -----------    -----------
Cash and cash equivalents at end of period                                               $    71,461    $    14,840
                                                                                         ===========    ===========
Supplemental disclosure of non-cash financing activities:

  Issuance of restricted stock as employee compensation                                  $      (734)   $         -
  Note receivable from asset sales                                                                 -          5,600

See accompanying notes to unaudited condensed consolidated financial statements.

                            EBT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               October 31, 2000

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by eBT International, Inc., formerly known as Inso Corporation (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine-month periods ended October 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period, or for the fiscal year ending January 31, 2001.

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

         The following table sets forth the computations of basic and diluted earnings per share:

                                                 Three months ended October 31,     Nine months ended October 31,
                                                    2000              1999              2000             1999
                                                    ----              ----              ----             ----
                                                              (in thousands, except per share data)
  Basic
    Net income (loss)                          $     (3,100)    $    (13,966)      $     18,299    $    (51,814)
    Weighted average shares outstanding              16,535           15,608             16,603          15,569

    Income (loss) per common share             $      (0.19)    $      (0.89)      $       1.10    $      (3.33)

  Diluted:
    Net income (loss)                          $     (3,100)    $    (13,966)      $     18,299    $    (51,814)
    Weighted average shares outstanding              16,535           15,608             16,603          15,569
    Dilutive effect of potential common shares            -                -                554               -
                                               ------------     ------------       ------------    ------------
    Total diluted weighted average shares            16,535           15,608             17,157          15,569

    Income (loss) per common share             $      (0.19)    $      (0.89)      $       1.07    $      (3.33)

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

         On September 29, 1999, the Company entered into an insurance agreement pursuant to which the insurance carrier assumed complete financial responsibly for the ultimate resolution of the lawsuit. A net charge to the fiscal year 2000 consolidated results of $13,451,000 was taken in connection with the insurance agreement. On May 26, 2000, the Company entered into an agreement to settle the consolidated securities class action. The settlement provides that all claims against the Company and the individual defendants will be dismissed. In agreeing to the proposed settlement, the Company and the individual defendants specifically continue to deny any wrongdoing. The settlement was approved by the Court on September 14, 2000.

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

         During February 2000, certain shareholders of the Company filed two putative class action lawsuits against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts. The lawsuits are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al.
v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. Both complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. The plaintiffs in the two actions filed a motion to consolidate the lawsuits into a single complaint. Because the plaintiffs then failed to file a consolidated complaint on or before July 31, 2000 in accordance with an order of the court, the Company has filed a motion to dismiss both lawsuits, which the plaintiffs have opposed. The Company is awaiting the outcome of its motion to dismiss. We believe that the claims are subject to meritorious defenses, which the Company will assert in the event the claims are not dismissed as a result of the Company's pending motion. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

         During the third quarter of fiscal 2001, we reversed compensation related charges of approximately $500,000 that were accrued in prior quarters of the current fiscal year.

Note 5.  Divestitures

Sale of Information Exchange Division

         On July 10, 2000, the Company sold its Information Exchange Division ("IED") to IntraNet Solutions, Inc. ("IS") for a stated sale price of $55,000,000, less amounts for retained rights under license and subject to adjustment based on the net working capital of the IED business on the closing date. The transaction was in the form of a merger of two wholly owned subsidiaries of IS with the Company's subsidiaries, Inso Chicago Corporation and Inso Kansas City Corporation, which generally comprised the IED business. We received $48,000,000 of the proceeds in cash at the time of the closing. An additional $5,500,000 has been placed in an escrow account, and, subject to our indemnification obligations under the agreement, shall be released to us on the first anniversary of the closing date. The net gain from the transaction was $39,747,000, after adjustment in the quarter ended October 31, 2000 for the actual working capital deficit payment. This third quarter adjustment, net of certain additional incentive costs and professional fees, increased the gain by $435,000 from the amount originally recorded at the time of the sale. The transaction created a capital gain for tax purposes, which will be offset by capital losses generated in prior periods, for federal tax reporting. We have provided for estimated state tax liabilities in connection with the transaction.

         On October 30, 2000, we made a net payment of $600,000 to IS, in final settlement of the net working capital requirement, as agreed to by both parties. We may incur additional liabilities to certain former employees of the IED division. Any amounts due to former employees are contingent upon future termination, and the amounts are dependent on the date of termination and on our stock price at a future date. As of October 31,

2000, the Company has accrued all amounts that would be due to the certain former employees had terminations occurred as of that date. Additional contingent amounts that may be due cannot be reasonably estimated at this time.

Sale of MediaBank

         In June 2000, we sold our MediaBank product line, which was formerly a component of the eBusiness Technologies ("eBT") division, for contingent future consideration of up to $2,000,000. As the consideration is contingent, no proceeds were recorded on the sale, and a loss on the disposition of the net assets of the MediaBank business in the amount of $3,789,000 was charged against income in connection with the transaction. The majority of the charge, approximately $3,500,000, was a non-cash charge related to licensed technology that was sold, while approximately $400,000 related to severance and professional fees incurred as a result of the transaction. These amounts were partially offset by the liabilities assumed by the buyer.

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

         On January 27, 2000, we amended our agreement with Enigma and the related promissory note. Enigma paid $4,500,000 in cash to us and deposited $1,200,000 into an interest bearing escrow account, with payment to us of the escrowed funds to occur following completion of the post-closing audit, subject to adjustment based upon receipt of certain customer receivables. In return, we released the security for the promissory note. In July 2000, we received approximately $909,000 of the escrow, after certain adjustments, in final settlement of all purchase price amounts due from Enigma. In connection with this settlement, during the second and third quarters of fiscal 2001, we adjusted the carrying amounts of certain assets and liabilities, and recorded additional gains of approximately $370,000 and $95,000, respectively.

Sale of PDM Division

         On January 5, 2000, we sold the remaining interest in our PDM Division to Structural Dynamics Research Corporation ("SDRC") for $6,000,000 in cash plus assumption of liabilities. The transaction was in the form of a stock purchase of all of the outstanding stock of the Company's subsidiaries Sherpa Systems Corporation, and Inso France Development S.A. (formerly AIS Software, S.A.). The proceeds received from the sale totaled $5,000,000 in cash at the time of the closing, and $1,000,000 was placed in a supplemental closing fund to be paid no later than 90 days after the first anniversary of the closing date. The selling price was subject to adjustment based on the net worth of the business at closing. After direct transaction costs, the loss on the sale of PDM was $2,337,000. The transaction created a capital loss for federal tax purposes, which will be carried forward to future periods. The net worth of the business on the closing balance sheet, as agreed to by SDRC and the Company in July 2000, net of certain other adjustments negotiated between the Company and SDRC, resulted in an additional receipt from SDRC of approximately $2,696,000, in final settlement of the net worth balances. This amount was received in July 2000. In connection with this settlement, during the second quarter of fiscal 2001, we adjusted the carrying amounts of certain assets and liabilities, and recorded an additional loss of approximately $637,000. The loss is included in the non operating income section in the accompanying statements of operations.

Recovery of investment in Information Please LLC

         In the third quarter of fiscal 2001, we received a $657,000 distribution due to the liquidation of our former investment in Information Please LLC ("IPLLC"), which distribution was included in the non-operating income section of the consolidated statement of operations. We had previously written down our investment in IPLLC to its estimated net realizable value in the second quarter of fiscal 2000, when we estimated that our investment was impaired, based on review of the IPLLC operating results and business plan, and the anticipated future cash flows from this investment.

Note 6.  Restructuring Expenses

         On April 11, 2000, we adopted a restructuring plan under which we would focus our energies on our eBusiness Technologies' ("eBT") Web Content Management and Workflow product line, and pursue divestiture of certain assets, including the Information Exchange Division. The plan included the consolidation of our Boston, Massachusetts' headquarters into the Providence, Rhode Island offices of our eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in April, May and June 2000. As a result of this plan, we recorded a charge of $1,930,000 for severance costs in the first quarter of fiscal 2001. The charge was reduced by net proceeds to be received on the disposal of certain fixed assets located at the Boston headquarters in connection with the move. As of October 31, 2000, accrued liabilities of approximately $1,115,000 remain relating to this restructuring charge. The activity impacting the accrual related to restructuring charges from the date of the charge until October 31, 2000 is summarized in the following table:

                                                   Accrual Balance   Payments    Accrual Balance
                                                    April 30, 2000     Made     October 31, 2000
                                                    --------------     ----     ----------------
                                                             (In thousands of dollars)
Cash charges:
------------
Severance for administrative positions........         $1,930           $815          $1,115

         We incurred $481,000 in restructuring expenses in the first quarter of the fiscal year ended January 31, 2000 ("fiscal 2000") relating to the closure of our Kansas City location, primarily for severance for 11 terminated employees. The entire balance was paid in full during fiscal 2000.

         As of October 31, 2000, we had an accrual of approximately $182,000 related to our July 1999 restructuring plan, which was aimed at reducing then-current operating costs, as well as supporting our then-new divisional structure. This restructuring plan included a work force reduction of 105 employees, including 10 executives or managers, the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations, as well as a change in focus away from certain products. As a result of the restructuring plan, we recorded an initial charge of $6,234,000 to the fiscal 2000 second quarter results, which was subsequently adjusted in the fiscal 2000 fourth quarter, increasing the total charge to $6,390,000. After the fourth quarter adjustment, approximately $3,093,000 of this charge represented non-cash write-downs of capitalized product development costs and intangibles for discontinued products and support assets located at closed facilities. Approximately $2,372,000 was for severance for employees in administrative, sales and development positions and $925,000 was related to the closure or combination of domestic and international administrative and sales facilities. The activity impacting the accrual related to restructuring charges during the nine months ended October 31, 2000 is summarized in the following table:

                                                                        Accrual Balance   Payments   Accrual Balance
                                                                       January 31, 2000     Made    October 31, 2000
                                                                       ----------------     ----    ----------------
                                                                               (In thousands of dollars)
Cash charges:
-------------
Severance for administrative, sales and development positions.....           $214              $92             $122
Closure/combination of domestic and international administrative
   and sales facilities...........................................            192              132               60
                                                                              ---              ---               --
Total.............................................................           $406             $224             $182
                                                                             ====             ====             ====

         As of October 31, 2000, we had an accrual of approximately $250,000 related to our October 1999 plan of restructuring, which was aimed at reducing then-current operating costs at our PDM division. The restructuring plan included a PDM workforce reduction of 51 employees, including 9 executives or managers, the consolidation of the PDM division's sales, service and support organizations, the consolidation of PDM development facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also called for a change in focus away from certain development activities. As a result of the restructuring plan, we recorded an initial charge of $4,290,000 to the fiscal 2000 third quarter results, which was subsequently adjusted in the fourth quarter, decreasing the total charge to $4,198,000. After the fourth quarter adjustment, approximately $2,312,000 of this charge represented non-cash write-downs of licensed technology for discontinued products and support assets located at closed facilities. Approximately $1,396,000 was for severance for employees in administrative, sales and development positions and $490,000 was related to the consolidation of facilities. The activity impacting the accrual related to restructuring charges during the nine months ended October 31, 2000 is summarized in the following table:

                                                                        Accrual Balance   Payments   Accrual Balance
                                                                       January 31, 2000     Made    October 31, 2000
                                                                       ----------------     ----    ----------------
                                                                               (In thousands of dollars)
Cash charges:
-------------
Severance for administrative, sales and development positions........        $630             $380         $250

Note 7.  Special Charges

         As of October 31, 2000, we had an accrual of approximately $1,518,000 related to the special charges incurred during fiscal 2000. For the fiscal year ended January 31, 2000, we incurred $28,103,000 of special charges, $27,693,000 of which was recorded in the nine months ended October 31, 1999. Of the total amount incurred during the first nine months of fiscal 2000, approximately $1,120,000 related to professional fees incurred in connection with the Company's investigation of errors and irregularities and restatement of its 1998 financial results and approximately $2,320,000 related to severance and other costs incurred for certain executive, management, and other staff terminations or resignations. Approximately $10,805,000 related to the write-down of certain intangible assets and capitalized software costs, while the remaining $13,451,000 related to net premium costs.

         Included in the total special charges for the full year of fiscal 2000 were $1,527,000 in professional fees, $13,451,000 for net premium costs and related professional advisory fees for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999, as well as $2,320,000 for severance costs of certain employees who were terminated or resigned. Additionally, approximately $10,805,000 of the special charges related to the write-down of intangible assets and capitalized software costs, substantially all attributable to the PDM division, to their estimated fair values. The activity impacting the accrual related to this charge during the nine months ended October 31, 2000 is summarized in the following table:

                                                                        Accrual Balance   Payments   Accrual Balance
                                                                       January 31, 2000     Made    October 31, 2000
                                                                       ----------------     ----    ----------------
                                                                               (In thousands of dollars)
Cash charges:
-------------
Professional fees associated with restatement of 1998 results,
   lawsuits and SEC investigation...................................          $500           $443           $57
Net insurance premiums and other costs related to class action
   litigation initiated against the Company in February 1999........         1,000              -         1,000
Severance for certain executive, management and other staff.........         1,072            611           461
                                                                             -----            ---           ---
Total                                                                       $2,572         $1,054        $1,518
                                                                            ======         ======        ======

Note 8.  Operations by Industry Segment

         We operated in the following operating segments in fiscal 2000: Product Data Management ("PDM"), eBusiness Technologies ("eBT"), and Information Exchange ("IED"). We operated in the eBT and IED segments in fiscal 2001, through July 10, 2000. Each of the identified operating segments disclosed represents the divisions for which we have managed. We evaluated performance and allocated resources based on profit and loss before special charges, income taxes, certain administrative expenses, and interest earned on our investments. The accounting policies of the reportable segments were the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K. The results of the MediaBank product line, which was sold in June 2000 (see Note 5), are included in the eBT segment results through the date of sale. Effective with the sale of the IED business on July 10, 2000 (see Note 5), we now operate in only one line of business, eBT, and we no longer manage our business in reportable segments. We have not restated the historical segment information to conform to presentation of the eBT results as a single line of business, inclusive of corporate operating expenses. The segment information presented below for eBT for the three months ended October 31, 2000 exclude corporate operating expenses, and is consistent with the historical segment presentation.

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

         Each segment's profit and loss for the nine months ended October 31, 2000 and 1999, reflects all income and losses, except for the items shown in the reconciliation information below.

Segment Disclosure

                                                                       Three Months Ended October 31, 2000
                                                                       -----------------------------------
                                                                                                       eBT
                                                                                                       ---
                                                                           (In thousands of dollars)
Revenues from external customers....................................                                $2,532
Depreciation and amortization expense...............................                                   762
Segment profit (loss)...............................................                                (5,053)
Segment assets......................................................                                87,250

                                                                       Three Months Ended October 31, 2000
                                                                       -----------------------------------
                                                                       eBT       IED       PDM      Totals
                                                                       ---       ---       ---      ------
                                                                            (In thousands of dollars)
Revenues from external customers....................................   $ 4,428   $ 6,021  $ 8,972  $ 19,421
Depreciation and amortization expense...............................     1,050     1,000      705     2,755
Segment profit (loss)...............................................    (2,243)    1,704     (271)     (810)
Segment assets......................................................    20,662    42,598   36,249    99,509

Segment Disclosure

                                                                       Nine Months Ended October 31, 2000
                                                                       ----------------------------------
                                                                       eBT            IED          Totals
                                                                       ---            ---          ------
                                                                            (In thousands of dollars)
Revenues from external customers....................................   $ 10,092    $   8,385    $  18,477
Depreciation and amortization expense...............................      2,683        1,624        4,307
Segment profit (loss)...............................................    (15,185)          27      (15,158)
Segment assets......................................................     87,250            -       87,250

                                                                                Nine Months Ended October 31, 1999
                                                                                ----------------------------------
                                                                              eBT        IED        PDM       Totals
                                                                              ---        ---        ---       ------
                                                                                    (In thousands of dollars)
     Revenues from external customers....................................     $ 7,953  $ 19,131  $ 23,198   $ 50,282
     Depreciation and amortization expense...............................       3,297     3,057     4,668     11,022
     Segment profit (loss)...............................................     (13,585)    5,008    (8,836)   (17,413)
     Segment assets......................................................      20,662    42,598    36,249     99,509

Reconciliation Information
Profit or loss
--------------

                                                                                     Three Months Ended October 31,
                                                                                          2000             1999
                                                                                          ----             ----
                                                                                       (In thousands of dollars)
     Total external loss for reportable segments..................................      $(5,053)          $(810)
     Restructuring expenses.......................................................            -          (4,353)
     Special charges..............................................................            -         (24,256)
     Net investment income........................................................        1,206             270
     Recovery of investment in Information Please LLC.............................          657               -
     Gain on disposition of DynaText business.....................................           95          14,549
     Gain on sale of IED business.................................................          435               -
     Loss on disposition of MediaBank business....................................          (40)              -
     Credit for termination of international distributor agreement................            -           3,093
     Unallocated corporate and other expense......................................         (400)         (2,316)
                                                                                     -----------    -----------
     Consolidated loss before provision for income taxes..........................      $(3,100)       $(13,823)
                                                                                     ===========    ===========

                                                                                      Nine Months Ended October 31,
                                                                                      -----------------------------
                                                                                           2000             1999
                                                                                           ----             ----
                                                                                        (In thousands of dollars)
Total external loss for reportable segments...................................       $ (15,158)        $ (17,413)
Restructuring expenses........................................................          (1,835)          (11,068)
Special charges...............................................................               -           (27,693)
Net investment income.........................................................           2,345             1,256
Recovery (write down) of investment in Information Please LLC.................             657            (2,655)
Gain on sale of IED business..................................................          39,747                 -
Loss on disposition of MediaBank business.....................................          (3,789)                -
Gain on sale of DynaText......................................................             465            14,549
Loss on sale of PDM...........................................................            (637)                -
Credit for termination of international distributor agreement.................               -             3,093
Unallocated corporate and other expenses......................................          (3,196)          (11,663)
                                                                                     ---------         ---------
Consolidated income (loss) before provision for income taxes..................       $  18,599         $ (51,594)
                                                                                     =========         =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Review of Recent Transactions
-----------------------------

In July 2000, we completed the divestiture of our non-core assets, which was originally announced in April 2000. Between October 1999 and July 2000, we divested of our former Product Data Management ("PDM") division, our Information Exchange Division ("IED") and our MediaBank product line ("MediaBank"). Our ongoing operations are comprised of our family of web content management technologies and related services, and are run under the name eBusiness Technologies ("eBT"). MediaBank was previously a component of the eBT division. All references to eBT in this narrative exclude the MediaBank results. References to "divested businesses" include PDM, IED and MediaBank.

As a result of the divestitures that have taken place over the past 12 months, and the restructuring that took place in the first quarter of fiscal 2001, the corporate function has been substantially reduced and absorbed into the operations of eBT. Accordingly, effective with the decision in the second quarter of fiscal 2001 to operate under this new structure, the corporate costs are more directly related to the operations solely of eBT. Beginning in the third quarter, we have operated in only one business segment. Prior to the second quarter of fiscal 2001, we operated in several segments, and the Company was structured differently to accommodate this diversity. Consequently, certain corporate costs, which have historically been excluded from our divisional and segment discussions in this section, are now included in the eBT results, beginning in the second quarter of fiscal 2001, in all of the discussion presented below. Due to the significant changes that have taken place in the Company since July 1999, we believe that attempts to allocate a portion of the prior year corporate related expenses among the segments is not meaningful, and therefore, no such allocations have been included in the discussion presented below for any periods prior to the second quarter of fiscal 2001.

Three Months Ended October 31, 2000 Compared to Three Months Ended October 31,
------------------------------------------------------------------------------
1999
----

Revenues for the three months ended October 31, 2000 totaled $2,532,000, a decrease of $16,889,000, or 87%, from the $19,421,000 reported for the three months ended October 31, 1999, primarily due to the divestitures since October 1999, and also due to lower eBT product sales in the current year quarter. Total revenues for the fiscal quarter ended October 31, 1999 included revenues of $15,860,000 from businesses that were divested in fiscal 2001 and fiscal 2000. Excluding the revenues associated with the divested businesses, net revenues of eBT decreased by approximately $1,028,000, or 29%, to $2,532,000 for the three months ended October 31, 2000 from $3,560,000 for the three months ended October 31, 1999. The decrease was comprised of declining product revenue, partially offset by an increase in service revenue. Growth in service revenue trails growth in product sales, as services are provided following product sales. The decline in product sales from the prior year quarter is a result of a transition to the newly released engenda(TM) product, and is also due to training and ramp-up time to transition our sales force to a solution-selling approach.

Gross profit decreased $13,696,000, or 96%, from $14,271,000 for the three months ended October 31, 1999 to $575,000 for the three months ended October 31, 2000 primarily due to the divestitures. Excluding the gross profit associated with the divested businesses, eBT gross profit decreased $1,905,000, or 77%, from $2,480,000 for the three months ended October 31, 1999, to $575,000 for the three months ended October 31, 2000. Gross profit for eBT, as a percentage of revenues, was 23% for the three months ended October 31, 2000, compared to 70% for the three months ended October 31, 1999. The reduction in gross margin is primarily related to the increased percentage of service revenue in the overall revenue mix for the current quarter. Our service revenues generally contribute a lower margin than product revenues.

Total operating expenses decreased $36,886,000, or 86%, to $6,027,000 for the three months ended October 31, 2000, from $42,913,000 for the three months ended October 31, 1999. Included in total operating expenses for the three months ended October 31, 1999 were restructuring charges of $4,353,000 for the October 1999 restructuring initiative aimed at reducing operating costs of our former PDM division, and special charges of $24,256,000, for costs relating to the restatement of our financial results for the first three quarters of 1998. Excluding the aforementioned charges and the operating expenses associated with the divested businesses, eBT operating expenses increased $2,137,000, or 55%, to $6,027,000 for the three months ended October 31, 2000 as compared to

$3,890,000 for the three months ended October 31, 1999. As a percentage of eBT revenue, total eBT operating expenses were 110% in the three months ended October 31, 1999, as compared to 238% for the three months ended October 31, 2000. These increases relate primarily to increased sales and marketing costs, and to increased general and administrative costs. The current year third quarter operating expenses include a credit of $500,000 for the reversal of compensation charges accrued in prior quarters. As discussed previously, for the third quarter of fiscal 2001, certain recurring operating expenses formerly associated with the corporate function located in Boston, Massachusetts are now included in the eBT results. In total, cost savings generated at the corporate level from the actions taken in the first, second and third quarters of fiscal 2000 (see Notes 6 and 7) and the first quarter of fiscal 2001, combined with the divestitures of PDM, IED and MediaBank, more than offset the increases in eBT expenses, resulting in the overall decrease in operating expenses.

Sales and marketing expenses increased $484,000, or 19%, to $3,006,000 for the three months ended October 31, 2000 from $2,522,000 for the three months ended October 31, 1999. Sales and marketing expenses for the 1999 three-month period included a credit of $3,093,000 for the termination of a 1998 international distributor agreement. Excluding this credit, sales and marketing decreased by $2,609,000, due to the divestitures. Excluding the sales and marketing expenses associated with the divested businesses and the aforementioned credit, eBT sales and marketing expenses increased $1,531,000, or 104%, for the three months ended October 31, 2000 as compared to the three months ended October 31, 1999. Sales and marketing expenses for eBT were 119% of related revenues for the three months ended October 31, 2000 compared to 41% for the three months ended October 31, 1999. The increase in eBT sales and marketing expenses reflects our continued investment in growing the eBT business, primarily through expanded marketing campaigns and increases in sales personnel and recruiting costs. Increases in sales personnel and recruiting costs were partially offset by third quarter reductions in certain incentive related compensation costs as a result of the lower sales in the current year. Additionally, the prior year third quarter expenses were reduced by a $450,000 credit adjustment reversing a prior provision that was subsequently not needed. There was no such credit taken in the current year third quarter.

Product development expenses decreased $4,250,000, or 72%, from $5,925,000 for the three months ended October 31, 1999 to $1,675,000 for the three months ended October 31, 2000, primarily due to the divestitures of PDM, IED and Mediabank. Excluding the product development expenses associated with the divested businesses, product development expenses increased by $170,000, or 11%, for the three months ended October 31, 2000 compared to the three months ended October 31, 1999. The increase was effected by a reduction in the capitalization of software development costs in the current year quarter compared to the prior year quarter. Additional costs associated with increased headcount to support new product development initiatives were essentially offset by decreases in certain incentive related compensation costs, as a result of the lower sales in the current year. Product development expenses of eBT were 66% of eBT revenues for the three months ended October 31, 2000 compared to 42% of eBT revenues for the three months ended October 31, 1999. The increase in product development expenses as a percentage of revenues was due primarily to the decreased sales generated by eBT.

General and administrative expenses decreased $3,478,000, or 72%, to $1,346,000 for the three months ended October 31, 2000, compared to $4,824,000 for the three months ended October 31, 1999, primarily due to the divestitures of PDM and IED and to cost savings related to reductions in personnel and facilities following the fiscal 2000 and 2001 restructuring actions. Excluding the administrative expenses associated with the divested businesses, general and administrative expenses increased $436,000, or 48%, for the three months ended October 31, 2000 compared to the three months ended October 31, 1999. General and administrative expenses, excluding the expenses and revenues associated with the divested businesses, were 53% of revenues for the three months ended October 31, 2000 and 26% of revenues for the three months ended October 31, 1999. These increases are primarily related to the inclusion of expenses formerly considered corporate unallocated expenses in eBT's third quarter results for fiscal 2001. The prior year eBT expenses do not include any corporate related expenses. The total of corporate related general and administrative expenses included in eBT's results approximated $400,000 for the three months ended October 31, 2000.

In connection with the July 10, 2000 sale of our IED division during the third quarter of fiscal 2001, we adjusted the net gain from the transaction for the final working capital deficit payment required, net of certain additional incentive costs and professional fees. The net adjustment resulted in an increase of $435,000 to the gain originally recorded at the time of the sale.

In the third quarter of fiscal 2001, we received a $657,000 distribution related to our former investment in Information Please LLC ("IPLLC"), which is reflected in the non-operating income section of the statement of operations. Our investment in IPLLC was written down to its estimated net realizable value in the second quarter of fiscal 2000, when we estimated that our investment was impaired, based on review of the IPLLC operating results and business plan, and the anticipated future cash flows from this investment.

Net investment income totaled $1,206,000, an increase of $936,000 from the prior year total of $270,000, due primarily to the increased cash and investment balances resulting from the sale of IED.

As a result of net operating losses incurred in prior periods, and after evaluating the Company's anticipated performance over its normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets for federal tax purposes as of October 31, 2000. Accordingly, we have recorded no tax provision in the quarter ended October 31, 2000, as compared to a provision of $143,000 in the comparable prior year quarter.

Net loss and diluted loss per share were $3,100,000 and $0.19, respectively, for the three months ended October 31, 2000 as compared to net loss and diluted loss per share of $13,966,000 and $0.89, respectively, for the three months ended October 31, 1999.

Nine Months Ended October 31, 2000 Compared to Nine Months Ended October 31,
----------------------------------------------------------------------------
1999
----

Revenues for the nine months ended October 31, 2000 totaled $18,477,000, a decrease of $31,805,000, or 63%, from the $50,282,000 reported for the nine months ended October 31, 1999, primarily due to the divestitures since October 1999. Total revenues for the nine months ended October 31, 2000 included revenues of $9,081,000 from businesses that were divested in fiscal 2001. Total revenues for the nine months ended October 31, 1999 included revenues of $44,134,000 from businesses that were divested in fiscal 2001 and fiscal 2000. Excluding the revenues associated with the divested businesses, net revenues of eBT increased by approximately $3,249,000, or 53%, to $9,396,000 for the nine months ended October 31, 2000, compared to $6,148,000 for the nine months ended October 31, 1999. For the nine-month period, service revenue contributed essentially all of the increase in revenue, reduced by a small decrease in product revenue. Growth in service revenue trails the growth in product revenue, as services are offered following product sales. The decrease in product sales reflects the impact of the second and third quarter product transition to the newly released engenda(TM) product, and also reflects training and ramp-up time to transition our sales force to a solution-selling approach.

Gross profit decreased $21,914,000, or 67%, from $32,750,000 for the nine months ended October 31, 1999 to $10,836,000 for the nine months ended October 31, 2000, primarily due to the divestitures. Excluding the gross profit associated with the divested businesses, eBT gross profit increased $525,000, or 17%, from $3,080,000 for the nine months ended October 31, 1999 to $3,604,000 for the nine months ended October 31, 2000. Gross profit as a percentage of revenues for eBT was 38% for the nine months ended October 31, 2000, compared to 50% for the nine months ended October 31, 1999. The decrease in gross profit percentage in the first nine months of fiscal 2001 was primarily related to the increased percentage of service revenue in the overall revenue mix. Our service revenues generally contribute a lower margin than product revenues.

Total operating expenses decreased $66,469,000, or 68%, to $31,025,000 for the nine months ended October 31, 2000, from $97,494,000 for the nine months ended October 31, 1999. Included in total operating expenses for the nine months ended October 31, 2000 were net restructuring charges of $1,835,000 for costs associated with the consolidation and closure of our Boston headquarters. Included in total operating expenses for the nine months ended October 31, 1999 were restructuring charges of $11,068,000 for the closure of our Kansas City office and for the July and October 1999 restructuring actions aimed at reducing operating costs, and special charges of $27,693,000 for (i) costs relating to the restatement of our financial results for the first three quarters of 1998,
(ii) the termination or resignation of certain employees, (iii) write-downs of certain intangible assets and capitalized software development costs, and (iv) insurance premium and related costs for the settlement of the 1999 class action lawsuits. Excluding the aforementioned charges and the operating expenses associated with the divested businesses, eBT operating expenses increased $4,955,000, or 38%, to $17,918,000 for the nine months ended October 31, 2000 as compared to $12,963,000 for the nine months ended October 31, 1999. The increase relates primarily to increased sales and marketing expenses and to increased general and administrative expenses. As described in the discussion of results for the three month period, certain corporate related expenses have been included in the eBT results for six of the nine months in the current year period, contributing to the increase in eBT expenses. Cost savings generated at the corporate level from the actions taken in the first and second quarters of fiscal 2000 (see Notes 6 and 7) and the first quarter of fiscal 2001, combined with the divestitures of PDM, IED and MediaBank, more than offset the increase in eBT expenses.

Sales and marketing expenses decreased $6,135,000, or 34%, to $11,940,000 for the nine months ended October 31, 2000 from $18,075,000 for the nine months ended October 31, 1999. Excluding the sales and marketing expenses associated with the divested businesses, sales and marketing expenses increased $3,246,000, or 65%, for the nine months ended October 31, 2000 as compared to the nine months ended October 31, 1999. The majority of the increase in eBT sales and marketing expenses reflects our continued investment in growing the eBT business, paired with the $450,000 credit adjustment reflected in the prior year expense totals, as previously discussed. Excluding the sales and marketing expenses and revenues associated with the divested businesses, sales and marketing expenses were 88% of revenues for the nine months ended October 31, 2000 compared to 81% for the nine months ended October 31, 1999, again reflecting the impact of the slower revenue growth paired with faster growth in the associated costs. Increased sales and marketing expenses of eBT were more than offset by savings from restructuring actions taken in the first three quarters of fiscal 2000 and the first quarter of fiscal 2001, and the divestitures of PDM, IED and MediaBank.

Product development expenses decreased $11,722,000, or 56%, from $20,919,000 for the nine months ended October 31, 1999 to $9,197,000 for the nine months ended October 31, 2000, primarily due to the PDM and IED divestitures. Excluding the product development expenses associated with the divested businesses, product development expenses increased by $49,000, or 1%, for the nine months ended October 31, 2000 compared to the nine months ended October 31, 1999. Product development expenses, excluding the product development expenses and revenues associated with the divested businesses, were 60% of revenues for the nine months ended October 31, 2000 compared to 90% of revenues for the nine months ended October 31, 1999. The decrease in product development expenses as a percentage of revenues was due primarily to the substantial increase in sales, paired with a small increase in costs.

General and administrative expenses decreased $8,724,000, or 54%, to $7,492,000 for the nine months ended October 31, 2000 as compared to $16,216,000 for the nine months ended October 31, 1999. Excluding the administrative expenses associated with the divested businesses, general and administrative expenses increased $1,660,000, or 69%, for the nine months ended October 31, 2000 compared to the nine months ended October 31, 1999. This increase is primarily related to the inclusion of expenses formerly considered corporate unallocated expenses in eBT's second and third quarter results for fiscal 2001. The prior year presentation has not been restated to reflect an allocation of corporate expenses, as the structure of the Company was so different at that time that we believe such an allocation would not be meaningful. The total of corporate related general and administrative expenses included in eBT's results approximated $1,103,000 for the nine months ended October 31, 2000. General and administrative expenses, excluding the expenses and revenues associated with the divested businesses, were 39% of revenues for the nine months ended October 31, 2000 and 40% of revenues for the nine months ended October 31, 1999. The increase in general and administrative expenses was slightly higher than the increase in revenues for the nine-month period, resulting in the increase in the ratio of expenses to revenue. The decrease in remaining total general and administrative expenses was primarily due to cost savings related to reductions in personnel and facilities following the fiscal 2000 and 2001 restructuring actions and the divestitures of PDM, IED and MediaBank.

The restructuring charge reported in the nine months ended October 31, 2000 relates to the April 2000 restructuring plan, under which we began to focus our energies on eBT's web content management and workflow product line and related services, and pursue divestiture of certain assets, including IED. The plan included the consolidation of our Boston headquarters into the Providence, Rhode Island offices of the eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in April, May and June 2000. As a result of this plan, we recorded a net charge of $1,835,000 in the first quarter of fiscal year ending January 31, 2001. The charge was comprised primarily of severance for those employees. This restructuring action was estimated to generate annualized cost savings of approximately $4 million from the level of expenses incurred at the time of the restructuring.

In June 2000, we sold the MediaBank product line, which was formerly a component of the eBT division, for contingent future consideration of up to $2,000,000. As the consideration is contingent, we did not record any proceeds on the sale, and we wrote off the net assets of the MediaBank business, taking a charge of $3,789,000 in connection with the transaction. The majority of the charge, approximately $3,500,000, was a non-cash charge related to licensed technology that was sold, while approximately $400,000 related to severance and professional fees incurred on the transaction. These amounts were partially offset by the liabilities assumed by the buyer.

On July 10, 2000, we sold our IED division for a stated sale price of $55,000,000, less amounts for retained rights under license and subject to adjustment based on the net working capital of the IED business on the closing date. The sale transaction was in the form of a merger of two wholly owned subsidiaries of IS with our subsidiaries, Inso Chicago Corporation and Inso Kansas City Corporation, which comprised the IED business. We received $48,000,000 of the proceeds in cash at the time of the closing. An additional $5,500,000 has been placed in an escrow account, and, subject to our indemnification obligations under the agreement, shall be released to us on the first anniversary of the closing date. The net gain from the transaction, as adjusted for final settlement of the working capital requirements, was $39,747,000. We made a net payment of $600,000 to IntraNet Solutions, Inc. ("IS"), the acquiror, during the third quarter of fiscal 2001, in final settlement of the net working capital requirement, under the terms of the agreement. The transaction created a capital gain for federal income tax purposes, essentially all of which is offset by the capital loss carryforwards generated in prior years.

As discussed previously, in the current year, we received a $657,000 distribution related to our former investment in IPLLC, which had been written down to net realizable value, resulting in a charge of $2,655,000 in the prior year. The current year nine-month period also includes adjustments for additional gain of $465,000 from the sale of the DynaText business in October 1999, and additional loss of $637,000 from the sale of the remainder of the PDM division in January 2000. In the prior year nine-month period, the original gain on sale of the DynaText business was $14,549,000.

Net investment income totaled $2,345,000, an increase of $1,089,000 over the prior year total of $1,256,000, due primarily to the increased cash and investment balances resulting from the sale of IED.

As a result of net operating losses incurred in prior periods, and after evaluating the Company's anticipated performance over its normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets for federal tax purposes as of October 31, 2000. We have estimated that the tax gain generated from the sale of IED, almost all of which will be characterized as capital, will be offset, for federal tax purposes, by our capital loss carryforwards of approximately $46,000,000. However, the transaction is expected to generate a small state tax liability, as some states do not provide for the same utilization of net operating loss and capital loss carryforwards as the federal tax rules allow. Additionally, the Company generates taxable income in many of the foreign jurisdictions in which it transacts business. Accordingly, we have recorded a tax provision of $300,000 in the nine months ended October 31, 2000, for state and foreign income tax liabilities, as compared to a provision of $220,000 in the comparable prior year period.

Net income and diluted income per share were $18,299,000 and $1.07, respectively, for the nine months ended October 31, 2000 as compared to net loss and diluted loss per share of $51,814,000 and $3.33, respectively, for the nine months ended October 31, 1999.

Liquidity and Capital Resources
-------------------------------

Our operating activities used cash of $12,874,000 for the nine months ended October 31, 2000 compared to $31,822,000 for the nine months ended October 31, 1999. The $18,948,000 improvement in cash results from operating activities was due principally to the reduction in operating losses incurred in the nine months ended October 31, 2000, resulting from the divestiture of the PDM division and the MediaBank product line, and from the cost savings realized from the fiscal 2000 and fiscal 2001 restructuring actions.

Our investing activities generated cash of $54,199,000 for the nine months ended October 31, 2000 compared to $36,675,000 for the nine months ended October 31, 1999. The increase of $17,524,000 was due primarily to the proceeds generated from the sale of our IED division in July 1999, paired with collections in fiscal 2001 of receivables on both the DynaText and PDM divestitures that took place last fiscal year. The three sale transactions generated net cash proceeds of $46,889,000, $909,000 and $2,696,000, respectively, during fiscal 2001. Included in investment activities was the $657,000 recovery in October, 2000 of a portion of the prior year write-off of our investment in Information Please LLC. The increase in cash generated from investing activities was partially offset by declines in net proceeds from sales of marketable securities.

Our financing activities used cash of $1,272,000 for the nine months ended October 31, 2000 compared to providing cash of $470,000 for the nine months ended October 31, 1999. In the fiscal 2001 year to date period, we used $1,714,000 to repurchase shares of our common stock in connection with the stock repurchase plan announced in July 2000. In the fiscal 2000 nine-month period, the Company collected approximately $296,000 on notes receivable underlying stock purchase agreements, and there were no such collections in the current year period. Declines in payments under capital lease obligations in the nine months ended October 31, 2000 relate to the divestment of the PDM division.

On April 11, 2000, we announced that we would focus our energies on eBT's web content management and workflow product line and related services. As a result, we divested of certain assets, including IED and our MediaBank product line. Also in connection with this strategic evaluation, we consolidated our Boston, Massachusetts headquarters into the Providence, Rhode Island offices of the eBT division. Consequently, approximately 18 administrative employees and four executive officers were terminated or resigned in April, May and June 2000. Under this plan, we will pay out approximately $1,930,000 in severance related costs through the 24 months ending in April 2002. Through October 31, 2000, payments approximating $815,000 were made against this liability (see Note 6). This restructuring action was estimated to generate annualized cost savings of approximately $4 million from the level of expenses incurred at the time of the restructuring.

As of October 31, 2000, we had working capital of $68,962,000. Total cash, cash equivalents and marketable securities at October 31, 2000 were $71,461,000. Due to the restructuring actions taken in both fiscal 2000 and fiscal 2001, and the divestiture of the PDM, IED and MediaBank businesses, we believe that available funds will be sufficient to finance our operations through the foreseeable future.

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

During February 2000, certain shareholders of the Company filed two putative class action lawsuits against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts. The lawsuits are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al.
v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal 2000 fourth quarter on February

1, 2000. Both complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. The plaintiffs in the two actions filed a motion to consolidate the lawsuits into a single complaint. Because the plaintiffs then failed to file a consolidated complaint on or before July 31, 2000 in accordance with an order of the court, the Company has filed a motion to dismiss both lawsuits, which the plaintiffs have opposed. The Company is awaiting the outcome of its motion to dismiss. We believe that the claims are subject to meritorious defenses, which the Company will assert in the event the claims are not dismissed as a result of the Company's pending motion. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

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

Factors that May Affect Future Operating Results
------------------------------------------------

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income, earnings per share or cash flows. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 for a description of certain factors, which may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements. Among the factors which may cause the Company's actual results to differ materially from historical results are the following: competitive pressures including price pressures; the inability of the Company to effectively integrate new hires and address sales coverage and execution issues; increased reliance on systems integrators and other technology partners; the inability of the Company to effectively transition to a solution selling approach; market acceptance of new and modified products; increased reliance on the very competitive and dynamic web publishing market segment; the inability to leverage and grow relationships with systems integrators and other channel partners; increased personnel costs and competition for experienced personnel; market acceptance of products based on eXtensible Markup Language; and adverse economic changes in the markets in which the Company does business.

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

On September 29, 1999, we entered into an insurance agreement pursuant to which the insurance carrier assumed complete financial responsibly for the ultimate resolution of the lawsuit. A net charge to our fiscal year 2000 consolidated results of $13,451,000 was taken in connection with the insurance agreement. On May 26, 2000, we entered into an agreement to settle the consolidated securities class action. The settlement provides that all claims against the Company and the individual defendants will be dismissed. In agreeing to the proposed settlement, the Company and the individual defendants specifically continue to deny any wrongdoing. The settlement was approved by the Court on September 14, 2000.

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

During February 2000, certain shareholders of the Company filed two putative class action lawsuits against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts. The lawsuits are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al.
v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. Both complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They seek unspecified damages. The plaintiffs in the two actions filed a motion to consolidate the lawsuits into a single complaint. Because the plaintiffs then failed to file a consolidated complaint on or before July 31, 2000 in accordance with an order of the court, the Company has filed a motion to dismiss both lawsuits, which the plaintiffs have opposed. The Company is awaiting the outcome of its motion to dismiss. We believe that the claims are subject to meritorious defenses, which the Company will assert in the event the claims are not dismissed as a result of the Company's pending motion. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or our results of operations.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         The following are filed as exhibits to this Form 10-Q

         Exhibit 27-1 Financial Data Schedule for the three and nine month periods ended October 31, 2000

         (b)   Reports on Form 8-K

         Registrant filed no reports on Form 8-K during the quarter ended October 31, 2000.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      eBT International, Inc.
                                                      -----------------------
                                                            Registrant


         Date: December 15, 2000             /s/ James M. Ringrose
                                             ---------------------------------
                                             James M. Ringrose
                                             Chief Executive Officer


         Date: December 15, 2000             /s/ Christopher M. Burns
                                             ---------------------------------
                                             Christopher M. Burns
                                             Chief Financial Officer
                                             (Chief Accounting Officer)