Form 10-K
period 2001-01-31
EBT INTERNATIONAL INC
filed 2001-04-30
CIK 917471

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  For the fiscal year ended: January 31, 2001
                       Commission File Number: 000-23384

                               ----------------

                            eBT International, Inc.
            (Exact name of registrant as specified in its charter)

                               ----------------

               Delaware                              04-3216243
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

                       299 Promenade St., Providence, RI
                   (Address of principal executive offices)
                                     02908
                                  (Zip code)
                                (401) 752-4400
             (Registrant's telephone number, including area code)

                               ----------------

       Securities Registered Pursuant to Section 12(g) of the Act: None
                    Common Stock, par value $.01 per share
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                 Class                      Outstanding at April 23, 2001
   Common Stock (par value $.01 per                  14,726,758
                share)

  As of April 23, 2001, the aggregate market value of common stock held by non-affiliates of the registrant was $26,716,115.

                      Documents Incorporated by Reference

  Portions of the Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Dear Fellow Shareholder:

Fiscal year 2001 marked a year of rapid and positive change for our company.

Last August, a new corporate name, eBT International, Inc., supplanted that of our predecessor, Inso Corporation, and mirrors the continued evolution of the company squarely into the e-business and e-commerce arena.

Preparatory to the name change, we arranged for the disposition of the Company's non-core assets and sold our Information Exchange division. Now, significantly reduced in size and complexity, the resultant organization is highly focused, technically nimble, and well positioned to capitalize on new opportunities in the burgeoning Web content management market.

Also during the year, we significantly enhanced our product line with the launch of engenda and entrepid, initial offerings of a new breed of XML-based Web content management technology built upon our core Web publishing platform, DynaBase.

Conceived as future-proof, enterprise-wide solutions strategic to the long-term success of corporate customers, these new product lines deliver the innovative and powerful tools needed to develop, manage and extend large Web presences and essential e-business applications.

And, to help us bring our new products and services to the global marketplace more effectively, we have expanded our worldwide sales and support network with new offices and staff in California, Illinois, New York in the United States and in Reading in the United Kingdom.

The newly streamlined corporate structure of eBT with its potent blending of superior technology and sharply focused business objectives ultimately has the following purposes:

  . To increase our market penetration significantly,

  . To improve our product offerings continually, and

  . To grow revenue as we move toward profitability.

We remain committed to achieving these goals during the coming year.

In conclusion, and on behalf of the entire management team at eBT, thank you for your support throughout the past year. We look forward to working with you in the future.

                                          Sincerely,



                                          /s/ James Ringrose
                                          James Ringrose
                                          President & CEO

                                   Form 10-K

  This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors of which we are aware that may cause our actual results to vary materially from those forecasted or projected in any such forward-looking statement. Please see "Risk Factors that May Affect Future Operating Results" for a discussion of certain, but not necessarily all, of the factors that we believe could cause our actual operating results to be materially less than those forecasted or projected in any forward-looking statement.

                                    Part I

Item 1. Business

  eBT International, Inc. ("eBT", "we" or "Company") and its wholly owned subsidiaries develop and market enterprise-wide Web content management software solutions and associated services. Our solutions help organizations meet the ongoing challenge of efficiently gathering and managing all information destined for Internet, intranet and extranet use. Until August 28, 2000, the Company operated under the name Inso Corporation. During the first half of fiscal 2001, Inso was comprised of two operating divisions: eBusiness Technologies and the Information Exchange division ("IED"). The eBusiness Technologies division was comprised of Web content management technologies and related services. IED was comprised of technologies that enabled users to filter, view, copy, print and distribute electronic information over LANs, WANs and the Web, regardless of format or structure. During the early part of fiscal year 2001, we decided to focus all of our resources on opportunities in the Web content management market that the eBusiness Technologies division served, and determined that eBT's value would be most enhanced by divestiture of IED. In periods prior to fiscal 2001, Inso had operated in two additional segments, which were divested in 1998 and 2000 and are more fully described below.

  On July 10, 2000, in accordance with the plan announced in April 2000, we sold IED, completing the sale of what we had previously determined to be our non-core assets, and streamlining our operations to consist solely of our eBusiness Technologies division. On August 28, 2000, we changed our name to eBT International, Inc. and our Nasdaq ticker symbol to EBTI, to more closely reflect the concentration of our resources exclusively on the Web content management market that we now serve.

  On January 31, 2001, the Company adopted a plan of restructuring aimed at reducing current operating cost. In connection with this plan, 19 non-management employees, primarily development and administrative positions, and one executive level employee, were terminated. As a result of this plan, we recorded a charge of $539,000 for severance costs in the fourth quarter of fiscal 2001. To support eBT's growing global presence, we opened satellite offices in San Bruno, California; Chicago, Illinois; New York, New York; and Reading, UK in fiscal year 2001.

eBT Products and Services

  eBT supplies solutions that are designed to help organizations automate the creation, management and publication of their Web content by satisfying three business objectives: time-to-market, integration and ease of use. Our product set includes our DynaBase Dynamic Web Publishing system, our engenda Web Content Management and Workflow Automation solution, our entrepid Content Management system for Oracle environments, and related technologies. During fiscal year 2001, we also marketed our MediaBank Media Asset Management system, which we divested of in June 2000. Our MediaBank product offered the media asset management market a solution to help enable workgroup productivity, workflow and object management for a wide range of pre-production media elements including text, document images, movies, graphics, sounds and fonts.

  As our products have matured, we have migrated from solutions geared to technical users to those designed for business users. Our latest products feature an easy-to-use interface and support for design and authoring tools to enable every user in an organization to contribute to and manage Web content, eliminating the bottlenecks that arise when a company uses one Web master to manage content. Co-workers collaborate on projects by accessing our solutions from anywhere, any time, through a Web browser and email. Content is automatically routed through the approval chain based on an organization's current business processes. The result is a convenient system for publishing timely, accurate information.

  All of our products support multiple W3C (World Wide Web Consortium) recommendations and other industry standards to make them well suited to work in concert with other software solutions, such as e-commerce engines, applications servers, access control solutions and middleware. Our open solutions enable the integration that customers require to build a cohesive, complete e-business solution that maximizes the viability of an organization's Web infrastructure.

  DynaBase(R), the industry's first integrated XML-based Web publishing solution, combines sophisticated content management capabilities with a powerful dynamic serving environment. DynaBase automates the production of content for, and enables personalized delivery of content to, the Internet as well as intranet, extranet and wireless networks and devices.

  engenda(TM) is an XML-based content management and workflow automation solution based on DynaBase technology. An open, standards-based solution, engenda integrates with existing data communications infrastructures and e-business/e-commerce application servers for rapid deployment and easy operation.

  Designed to meet the needs of the growing number of customers who use Oracle as their e-business platform, entrepid(TM) is a sophisticated content management and workflow solution created to provide increased scalability and extensibility.

  We also provide a full range of technical consulting, training and support through our Professional Services Organization. Our professional services are designed to fit our customers' needs, from simple product installation through full project ownership. Our offerings are designed to help organizations define their content management needs effectively, deploy our solutions quickly and sustain their B2B and B2C activities profitably.

  We sell our products primarily through direct and reseller channels focused on medium to large-sized organizations. Our ultimate customers are corporate end users in a broad range of industries. We typically sell our services in conjunction with the license of our software products.

Research and Development

  Technology changes rapidly in the content management industry, and eBT's ability to compete and operate successfully depends on, among other factors, its ability to anticipate such change. In addition, eBT relies upon the rapid development of products that support standards such as XML to differentiate itself. Accordingly, we are committed to the development of new products, to the continuing evaluation of new technologies, and to participating in standard setting. During fiscal year 2001, eBT made significant investments in research and development of new products, including engenda and entrepid. The rapid changes that characterize these markets may require that we make substantial additional investments in research and development in order to respond to market or technological developments. We expect to make significant investments in fiscal year 2002 in our products. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Intellectual Property Rights

  eBT registers patents, copyrights and trademarks to certain of its products on an ongoing basis. However, we believe that, in general, patents, copyrights, trademarks and similar intellectual property rights are less important to the ability of eBT to compete successfully in its markets than is the age of the technology and the know-how and ability of its development personnel. Certain of our eBT technologies include database technology from third parties, which we license pursuant to royalty-free licenses expiring in 2003.

Competition

  The market for content management solutions is comprised of a large number of participants offering full or partial solutions, based on both proprietary formats and open standards-based formats. Participants in this market include Vignette Corporation, Interwoven, Inc., Documentum, Inc., and Open Market, Inc. Many of these competitors have substantially greater development, marketing, sales and financial resources than eBT. As the market for e-business solutions continues to grow and consolidate, we expect to face additional competition from both new entrants as well as existing companies in the e-commerce market that are seeking to expand their product offerings. We also face limited competition from specialized providers offering to develop custom solutions. We believe that the principal competitive factors in this market are product quality, scalability, ease of use, functionality, interoperability, adherence to emerging industry standards, including XML, and completeness of solution, with price being a secondary factor.

Information Exchange Products

  IED, which we owned through July 10, 2000, provided comprehensive information access solutions for delivering business information in both connected and mobile computing environments. Our IED products included the Quick View Plus(R) enterprise viewing product, the Outside In(R) OEM Viewing Technology, the Outside In(R) HTML Export OEM product and the Outside In(R) Server HTML on-demand conversion product. Quick View Plus(R) provided businesses and consumers with the ability to view, copy and print files originating in more than 250 applications and in disparate operating system environments. Outside In(R) Server automatically created customized Web pages from standard business documents. Our Outside In(R) Viewing Technology and HTML Export OEM products provided file viewing and Web delivery functionality to software vendors and corporate software developers. Outside In(R) OEM Viewing Technology ran on the Symbian (EPOC) platform, a leading platform for mobile and wireless handheld devices.

  On December 22, 1998, we acquired the outstanding stock of Venture Labs, Inc., owner of Paradigm Development Corporation ("Paradigm"), a developer of Java-based document conversion and viewing products. The Java filtering and viewing technologies obtained from Paradigm were integrated into the IED operating division.

  On July 10, 2000, we sold IED to IntraNet Solutions, Inc. for a stated price of $55 million, less amounts for retained rights under license and adjustment for the net working capital of the IED business on the closing date.

 Research and Development

  IED operated in an industry with rapidly changing technology and significant competition. Continued product acceptance required rapid response to changing technology and market conditions. Product evolution, particularly with respect to new versions of popular desktop products, such as Microsoft Office, was a requirement of both the OEM and direct markets served by the IED products. In addition, the OEM portion of IED's market required that IED products run on new operating system platforms, such as Symbian, on a continuing basis. Accordingly, we invested on an ongoing basis in rapid support for new application formats in our products. During the period in which we operated the division, IED continued to make significant investments in development related to the creation of a new product architecture designed to permit rapid response to new requirements for application format and operating system support, and in development of products for the mobile and wireless market.

 Intellectual Property Rights

  The IED operating division did not have patents on its technologies, although we registered copyrights and trademarks to certain of its products from time to time. Due to the nature of its business, we believe that product evolution and timeliness of upgrades and platform support were more important to our competitive position than patents or other intellectual property rights.

 Competition

  During the period we operated IED, competition in the markets for its products was significant. IED's viewing and conversion products and on-demand Web publishing system competed with offerings from Verity Inc. in the OEM market and from other proprietary file viewing products. We believe that the principal competitive factors in the direct corporate and government market were product quality, compatibility with multiple applications and operating systems, and update frequency, with price being a secondary factor. We believe that the principal competitive factors in the OEM market for IED products were price, format and operating system coverage, and ease of implementation.

Product Data Management Products

  Until January 5, 2000, we operated a Product Data Management ("PDM") division. The PDM division consisted of two principal sets of technologies:
(1) the product data management technologies we obtained in December 1998 through our acquisition of all of the outstanding stock of Sherpa Systems Corporation, and (2) our traditional stand-alone technical document publishing business. The stand-alone technical document publishing business consisted of the following products: (a) our DynaText/DynaWeb technical publishing tools, which were previously part of our Electronic Publishing Systems division, (b) the Synex ViewPort browser engine and related application development toolkits for the viewing of SGML information, which we obtained on March 12, 1998, through our acquisition of all the stock of ViewPort Development AB of Stockholm, Sweden, and (c) Balise, an SGML and XML transformation tool and scripting language, and Dual Prism, a Web-based XML and SGML publishing system, each of which we acquired on January 12, 1999 through our acquisition of AIS Software S.A. of Paris, France ("AIS Software") from Berger-Levrault S.A., a leading French publisher.

  At the time of the acquisition in 1998 of Sherpa Systems Corporation, we anticipated that Sherpa Systems Corporation's existing and planned product offerings could be integrated with certain of our other technologies into a solution serving the electronic information needs of an entire enterprise. We later determined that the Company's value would be most enhanced by the eBusiness Technologies and IED divisions pursuing their respective market opportunities, and by the divestiture of the Product Data Management division.

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

  On January 5, 2000, we sold the remainder of the PDM division for $6,000,000 in cash plus assumption of liabilities (subject to adjustment based on the net worth of the business at the closing) to Structural Dynamics Research Corporation ("SDRC"). The transaction was in the form of a purchase by SDRC of all of the outstanding stock of our subsidiaries Sherpa Systems Corporation and Inso France Development SA (formerly AIS Software, S.A.). The proceeds received from the sale totaled $5,000,000 in cash at the time of the closing, and $1,000,000 was placed in a supplemental closing fund to be paid no later than 90 days after the first anniversary of the closing date. The selling price was subject to adjustment based on the net worth of the business at closing. After direct transaction costs, the loss on the sale of PDM was $2,337,000 at January 31, 2000. The transaction created a capital loss for federal tax purposes, which will be carried forward to future periods. The net worth of the business on the closing balance sheet, as agreed to by SDRC and the Company in July 2000, net of certain other adjustments negotiated between the Company and SDRC, resulted in an additional receipt from SDRC of approximately $2,696,000, in final settlement of the net worth balances. This amount was received in July 2000. In connection with this settlement, during the second quarter of fiscal 2001, we adjusted the carrying amounts of certain assets and liabilities, and recorded an additional loss of approximately $637,000. The loss is included in the non-operating income section in the accompanying statements of operations.

  During the fourth quarter of fiscal 2001, the Company and SDRC reached a settlement agreement under which SDRC remitted an additional net purchase price adjustment amount of $1,971,000, according to the terms of the original agreement, as modified in the final settlement agreement dated January 24, 2001. This additional net payment was comprised of additional proceeds based on Qualifying Maintenance and License Revenue, as defined in the original agreement, reduced by certain agreed upon amounts relative to remaining contingent liabilities. With the exception of statutory severance amounts that may become due to a former foreign employee of the Company, there are no additional liabilities associated with the PDM sale to SDRC. The Company has estimated and accrued the amounts it believes may become due. The net results of the monies received and adjustments recorded in connection with the settlement agreement was a $1,526,000 gain in fiscal year 2001, which is included in the non-operating income section of the Company's Consolidated Statements of Operations.

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

 Research and Development

  The portion of our PDM division consisting of product data management products operated in an industry that is subject to considerable technological evolution, and our ability to compete successfully in those markets required that we be able to forecast and develop products in anticipation of such change, and that these products adhere to open standards for communication and data interchange with other applications. During the period of our ownership in fiscal year 2000, we focused our research and development efforts primarily on improving the scalability and reliability of the product data management products.

 Intellectual Property Rights

  The PDM operating division registered patents, copyrights and trademarks on an ongoing basis. Due to the nature of its business, we believe that the domain expertise of its personnel and its knowledge of its customers' processes were more important competitive factors than such intellectual property rights. However, we believed that, in general, patents, copyrights, trademarks and similar intellectual property rights were less important to the ability of the PDM operating division to compete successfully in its markets than was the age of the technology and the know-how and ability of its development personnel.

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

Lexical and Linguistic Products

  Until April 23, 1998, we operated a division that sold Lexical and Linguistic products. On April 23, 1998, we sold those assets, including the proofing tools, reference works, and information management tools products as well as all customer and supplier agreements related to the products, to Lernout & Hauspie Speech Products, NV ("Lernout & Hauspie").

  The products of the Lexical and Linguistic operating division included International CorrectSpell(TM), a spelling correction system; CorrectText(R) Grammar Correction System, an English grammar correction technology used in word processors; International ProofReader(TM), a multilingual proofreading system available in 10 languages; and the IntelliScope(R) family of linguistic search and retrieval tools. Included in the disposition was Level 5 Research, Inc., maker of the Quest database search product, which had been incorporated into the Lexical and Linguistic operating division.

  Lexical and Linguistic products were sold almost exclusively on a direct basis to OEMs to embed in common desktop applications and consumer electronic devices. Prior to the disposition of the Lexical and Linguistic operating division, our OEM sales force sold both IED and Lexical and Linguistic products.

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

Research and Development

  During fiscal years 2001, 2000 and 1998, our expenditures for developing new products and product enhancements were $12,037,000, $29,825,000 and $24,435,000, respectively. These expenditures represented 55%, 46% and 41%, respectively, of total revenues for those periods. Of these amounts, $1,140,000, $3,746,000 and $4,906,000, respectively, were capitalized in accordance with applicable accounting principles and are subject to amortization over subsequent periods. The balance was charged as product development expense.

International Operations

  Our international operations primarily support direct and indirect distribution of products to customers in a wide variety of industries. In connection with the opening of a new office in the United Kingdom and appointment of a Vice President, General Manager of European Operations, we increased the direct marketing of our products to customers outside the United States. The marketing of products to customers outside the United States increases the risk to our revenues associated with fluctuations of the U.S. dollar in relation to foreign currencies. Such fluctuations could also result in increased operating expenses associated with foreign operations. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for additional disclosures about foreign currency risk, and Note 15 to the "Notes to Consolidated Financial Statements" for additional information regarding foreign sales.

Sales and Marketing

  eBT enables global e-businesses with solutions that support multi-lingual and multi-national organizations through a single product deployment. In fiscal year 2001, we extended our marketing and sales activities from our corporate headquarters in Providence, Rhode Island, with the establishment of satellite offices in California, Illinois, New York and the United Kingdom. To date in North America, we have sold our product primarily through our direct sales force. We are also developing our indirect sales channel by expanding our relationships with Internet technology vendors, Internet professional services firms and systems integrators. Through our office in the United Kingdom, we manage sales of our products to end-users directly and through networks of Value-Added Resellers and distributors. Approximately 28% of our revenues during fiscal year 2001 originated with customers outside the United States.

Employees

  As of January 31, 2001, we had 156 employees, including 49 in research and development, 63 in sales and marketing, 28 in services and support, and 16 in financial and administrative positions.

  We believe that our future success will depend in large part upon our continued ability to recruit and retain highly qualified sales, technical, managerial, and marketing personnel. To date, we have been successful in attracting and retaining skilled employees. None of our employees is represented by a labor union, and we consider our relationship with our employees to be satisfactory.

Item 2. Property

  Our corporate headquarters is located in Providence, Rhode Island, where we currently lease approximately 44,300 square feet of space. This lease has a term expiring in January 2007, and includes options on contiguous space. During fiscal 2001, to support our global presence, we opened satellite offices in San Bruno, California; Chicago, Illinois; New York, New York; and Reading, UK. These offices are generally small sales locations and are occupied under short-term, primarily month-to-month, leases.

  Through March 2000, we leased approximately 42,500 square feet of space in Boston, Massachusetts. On March 3, 2000, we reached an agreement with our Boston landlord, which terminated our existing lease and provided for a new lease of smaller quarters, comprising 10,741 square feet of space, within the same office building, effective May 1, 2000, and expiring in May 2005. We have sub-leased the Boston office space, for the entire term of the lease, at rates in excess of the amount of lease payments for which we are obligated. The IED business leased approximately 28,230 square feet of space in downtown Chicago, Illinois, with a lease term expiring September 2006. We sold the IED division on July 10, 2000, and are no longer obligated under that lease. The IED division formerly leased approximately 15,223 square feet of space in Vancouver, British

Columbia, and approximately 5,500 square feet in Kansas City, Kansas, but those leases were terminated in fiscal 2000 in connection with our restructuring actions. In addition, we lease, through our various subsidiaries, office space in the United States and overseas for marketing and sales activities. We do not own any real property.

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

  The plaintiffs alleged that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They sought unspecified damages. On September 29, 1999, we entered into an insurance agreement with a major AAA-rated insurance carrier pursuant to which the insurance carrier assumed complete financial responsibility for the defense and ultimate resolution of the lawsuit. A net charge to our fiscal year 2000 consolidated results of $13,451,000 was taken in connection with the insurance agreement. On May 26, 2000, we entered into an agreement to settle the consolidated securities class action. The settlement provided that all claims against the Company and the individual defendants would be dismissed. In agreeing to the proposed settlement, the Company and the individual defendants specifically continued to deny any wrongdoing. The settlement was approved by the Court on September 14, 2000.

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

  On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against us in the United States Bankruptcy Court for the Western District of New York. The lawsuit is captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-2177. The complaint seeks turnover of purported property of the estates and damages for our alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, we filed our Answer and Demand for Jury Trial. Also, on August 19, 1999, we filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted our motion for the purposes of dispositive motions and trial. The parties are presently engaging in document discovery and no depositions have been taken. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

  During February 2000, certain shareholders of the Company filed two substantially similar putative class action complaints against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts that were captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al. v. Inso Corp., et al., Civil Action

No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. Their complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act.

  On June 14, 2000, the District Court ordered that both actions be consolidated into one lawsuit entitled In Re Inso Corporation Securities Litigation, Civil Action No. 00-103050-GAO. The plaintiffs filed a consolidated amended complaint on February 21, 2001. The plaintiffs alleged that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They sought unspecified damages. On April 9, 2001, the Company filed a motion to dismiss the lawsuit on the grounds that the plaintiffs failed to state a claim under the relevant securities laws. After receiving the Company's motion to dismiss, the plaintiffs themselves moved to dismiss the lawsuit with prejudice on April 23, 2001. The plaintiffs received no consideration for, and the Company assented to, the dismissal. We are awaiting Court approval of the plantiffs' motion to dismiss (see Note 16 of "Notes to Consolidated Financial Statements").

  We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Item 4A Executive Officers of the Registrant

  James M. Ringrose, who is 48 years old, has been President and Chief Executive Officer of the Company since April 2000. He was President of our former eBusiness Technologies division and Vice President of the Company from May 1999 to April 2000. Mr. Ringrose was Vice President of Marketing for the Company from March 1998 to May 1999. Prior to joining eBT, Mr. Ringrose served in various senior marketing roles at Banyan Systems of Westborough, Massachusetts.

  Christopher M. Burns, who is 36 years old, has been Vice President, Chief Financial Officer and Treasurer of the Company since May 2000. From April 1999 through April, 2000, Mr. Burns was Vice President of Operations of our former eBusiness Technologies Division. From July 1996 through April 1999, Mr. Burns was Divisional Controller of Inso Providence Corporation. Prior to joining eBT, Mr. Burns held various senior finance and accounting positions with Electronic Book Technologies, Inc., most recently as Controller.

  William Stone, who is 34 years old, has served as Vice President, Corporate Development of the Company since July, 2000. Mr. Stone has more than eight years of experience in business and financial development, most recently at Verde Media, Inc., where he served as the Vice President of Corporate Development, from November, 1999 to June 2000. In June 2000, following his departure, Verde Media filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code. Previously, he was a partner with the law firm Tonkon Torp LLP, of Portland, Oregon, where he served as a corporate finance and transactional attorney specializing in early-stage financings, public offerings and mergers and acquisitions, and co-founded the firm's Technology Practice Group.

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The common stock of eBT is quoted on The Nasdaq Stock Market under the symbol "EBTI". The following table sets forth the high and low sale prices per share of eBT's common stock for the fiscal periods listed below as reported on The Nasdaq Stock Market. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

                                                       Fiscal 2001  Fiscal 2000
                                                       ------------ ------------
Quarter Ended                                           High   Low   High   Low
-------------                                          ------ ----- ------ -----
April 30.............................................. $39.38 $3.69 $10.00 $5.56
July 31...............................................   8.44  3.06   7.75  4.69
October 31............................................   6.94  2.69  14.88  4.63
January 31............................................   3.94  1.56  42.00 13.25

  As of April 23, 2001, eBT's common stock was held by 388 holders of record. eBT has paid no dividends on its common stock since its formation and has no current plans to do so.

Item 6. Selected Financial Data

 Statement of Operations Data

                                                     One Month   Years Ended December
                          Years Ended January 31,      Ended              31,
                          ------------------------  January 31, -------------------------
                            2001(1)      2000(1)       1999     1998(1)  1997(1)  1996(1)
                          -----------  -----------  ----------- -------  -------  -------
                                    (In thousands except per share amounts)
Total revenues..........  $    21,696  $    64,680    $3,108    $60,094  $81,869  $70,534
Gross profit (loss).....       12,060       42,470      (239)    47,444   72,058   61,362
Restructuring
 expenses(4)............        1,954       11,068       --         --     5,848      --
Special charges(4)......          200       28,103       --         --       --       --
Purchased in-process
 research and
 development............          --           --        500     21,900    6,100   38,700
Total operating
 expenses(3)............       37,933      115,584     8,805     86,019   73,930   75,439
Operating loss..........      (25,873)     (73,114)   (9,044)   (38,575)  (1,872) (14,077)
Recovery/(write-down) of
 investments in IPLLC...          657       (2,655)      --         --       --       --
Gains on sales of
 assets, net(2).........       38,170       12,212       --      13,289      --       --
Income (loss) before
 provision for income
 taxes..................       16,815      (61,836)   (8,691)   (20,604)   2,504  (11,073)
Provision (benefit) for
 income taxes...........          300          474       --      (1,035)   2,944   10,207
Net income (loss)
 (2,3)..................       16,515      (62,310)   (8,691)   (19,569)    (440) (21,280)
Earnings (loss) per
 common share...........  $      1.00  $     (3.98)   $(0.56)   $ (1.30) $ (0.03) $ (1.61)
Earnings (loss) per
 common share, assuming
 dilution...............  $      0.98  $     (3.98)   $(0.56)   $ (1.30) $ (0.03) $ (1.61)

 Balance Sheet Data

                                         As of January
                                              31,         As of December 31,
                                        --------------- -----------------------
                                         2001    2000    1998    1997    1996
                                        ------- ------- ------- ------- -------
                                                    (In thousands)
Working capital........................ $63,660 $34,363 $42,277 $85,558 $84,261
Deferred income tax benefit, net.......     --      --      --    5,917   4,930
Total assets...........................  80,002  80,589 163,219 138,083 136,272
Long-term debt.........................     --      142     450     --      --
Stockholders' equity...................  68,287  55,372 109,174 115,478 113,413

--------
(1) eBT's 1996 results include the operations of Electronic Book Technologies, Inc. and ImageMark Software Labs since their acquisition dates of July 16, 1996 and January 9, 1996, respectively. eBT's 1997 results include the operations of Mastersoft, Inc., Level Five Research, Inc., and Henderson Software, Inc. since their acquisition dates of February 6, 1997, April 22, 1997, and November 24, 1997, respectively. Level Five Research, Inc. was subsequently sold on April 23, 1998. eBT's 1998 results include the operations of ViewPort Development AB, MediaBank, Sherpa Systems Corporation, and Venture Labs, Inc. since their acquisitions dates of March 12, 1998, August 28, 1998, December 4, 1998 and December 22, 1998, respectively (see Notes 4 and 5 of "Notes to Consolidated Financial Statements"). eBT's fiscal 2000 results include the operations of the PDM Division through January 2000 and the fiscal 2001 results include the operations of IED through July 2000 and the MediaBank product line through June 2000 (see Note 5 of "Notes to Consolidated Financial Statements").
(2) eBT's 1998 results include a gain of $13,289,000 on the sale of eBT's linguistic software net assets to Lernout & Hauspie Speech Products N.V. on April 23, 1998. eBT's fiscal 2000 results include a gain of $14,549,000 on the sale of its DynaText/DynaWeb stand-alone technical publishing products and its ViewPort browser technology, a loss of $2,337,000 on the sale of the balance of its PDM Division (see Note 5 of "Notes to Consolidated Financial Statements"). eBT's fiscal 2001 results include a gain of $39,914,000 on the sale of IED to IntraNet Solutions on July 10, 2000, a $3,735,000 loss on the sale of its MediaBank product line in June 2000, a gain on the sale of its PDM Division and DynaText/DynaWeb stand-alone technical publishing products and its ViewPort browser technology of $1,991,000 (see Note 5 of "Notes to Consolidated Financial Statements").
(3) eBT's 1998 results include a charge of $4,000,000 relating to an international distributor relationship (see Note 14 of "Notes to Consolidated Financial Statements"). eBT's fiscal 2000 results include a credit of $3,093,000, relating to a release from the 1998 agreement with the international distributor.
(4) eBT's restructuring charges of $1,954,000, $11,068,000 and $5,848,000 in fiscal 2001, 2000 and 1997 and the special charge of $200,000, and $28,103,000 in fiscal 2001 and 2000 are described in Notes 6 and 7 of "Notes to Consolidated Financial Statements".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  We derive our revenues from the license of our software products and from services we provide to our customers. Our license revenue is generated from one-time and annual licenses and royalty arrangements with corporate, government, and OEM customers and channel-partners. Our service revenues consist of professional services and software maintenance fees associated with the license of our software products. Since the divestiture of our non-core assets, which was completed in July 2000, we derive virtually all of our license revenues from licenses of engenda and DynaBase. Revenues from license agreements generally consist of a one-time product license fee based on the number of individual users or contributors and the amount of content being managed. For each license agreement, an annual software maintenance fee is calculated based upon a percentage of the applicable license fee. Payment of the maintenance fee permits customers to receive updates and enhancements to the software licensed for the duration of the maintenance agreement. Royalty revenues of the IED business were earned in one of the following ways: as a percentage of net revenues from product unit sales by licensees that incorporate our products, as a fixed per-unit royalty, or as a regular periodic fee based on estimated shipments or usage over time. Professional service fees may include fees for training, installation, consulting, implementation support, software design and/or development, and, for the IED business, customization or modification of licensed software. Service fees are charged based on time and materials or on a fixed fee basis, and are recognized when the service has been provided.

  We generate a significant portion of our revenue from customers outside the United States. Such revenues totaled 28%, 33% and 24% of total net revenue for the years ended January 31, 2001 and 2000 and December 31, 1998, respectively. We expect that the international market will continue to account for a significant portion of our total business. We generally denominate the prices for our corporate and end-user products sold internationally in U.S. dollars. Therefore, we believe that we are not exposed to significant risk with respect to changing currency exchange rates in connection with our business with international customers. Business conducted with overseas end-users may be subject to greater currency exchange rate risk in the future (see "Risk Factors that May Affect Future Operating Results").

  Cost of revenues primarily is comprised of the amortization of capitalized product development costs and certain assets from acquisitions and license agreements described in Note 4 of the "Notes to Consolidated Financial Statements"; royalty expense for the licensing of technology; fulfillment; and service and support costs. The level of amortization expense of capitalized product development costs is directly related to the amount of product development costs capitalized in each year and the time frame in which a specific product is made available for general release to customers.

  In July 2000, we completed the divestiture of certain assets, which was originally announced in April 2000. Between October 1999 and July 2000, we divested our former Product Data Management ("PDM") division including our DynaText/DynaWeb technical document publishing technology and ViewPort browser technology, our Information Exchange Division ("IED") and our MediaBank product line ("MediaBank"). Our ongoing operations are comprised of our family of Web content management technologies and related services, and are run under the name eBusiness Technologies ("eBT"). MediaBank was previously a component of the eBT division. All references to eBT in this narrative exclude the MediaBank results. References to "disposed businesses" include the PDM division, IED and MediaBank.

  As a result of the divestitures that have taken place in fiscal 2000 and 2001, and the restructuring that took place in the first quarter of fiscal 2001, the corporate function has been substantially reduced and absorbed into the operations of eBT. Accordingly, effective with the decision in the second quarter of fiscal 2001 to operate under this new structure, the corporate costs are more directly related to the operations solely of the Company. Beginning in the second half of fiscal 2001, we have only one operating segment. Prior to the second half of fiscal 2001, we had several operating segments, and the Company was structured differently to accommodate this diversity. Consequently, certain corporate costs, which have historically been excluded from our divisional and segment discussions in this section, are now included in the eBT results in all of the discussion presented below, beginning in the second quarter of fiscal 2001, when the Boston corporate offices were closed. Due to the significant changes that have taken place in the Company since July 1999, we believe that attempts to allocate a portion of the prior year corporate related expenses among the segments is not meaningful, and therefore, no such allocations have been included in the discussion presented below for any periods prior to the second quarter of fiscal 2001.

  The following table sets forth, for the periods indicated, certain income statement data expressed as a percentage of revenues.

 Percentage of Revenues

                                                    Years Ended
                                                    January 31,    Year Ended
                                                    ------------  December 31,
                                                    2001   2000       1998
                                                    -----  -----  ------------
Net revenues.......................................   100%   100%     100%
Cost of revenues...................................    44     34       21
Gross profit (loss)................................    56     66       79
Operating expenses:
Sales and marketing................................    71     38       46
Product development................................    50     40       33
Amortization of intangible assets..................     3      7        3
General and administrative.........................    41     33       26
Restructuring expenses.............................    10     17      --
Special charges....................................   --      44      --
Purchased in-process research and development......   --     --        36
Total operating expenses...........................   175    179      144
Operating loss.....................................  (119)  (113)     (65)
Net investment income..............................    15      3        8
Recovery (write-down) of investment in Information
 Please LLC........................................     3     (4)     --
Gain on sale of assets.............................   178     19       22
Income (loss) before provision for income taxes....    77    (95)     (35)
Provision (benefit) for income taxes...............     1      1       (2)
Net income (loss)..................................    76    (96)     (33)

 Year Ended January 31, 2001 Compared to Year Ended January 31, 2000

  Company-wide revenues totaled $21,696,000 for the year ended January 31, 2001, a decline of $42,984,000 from the $64,680,000 Company-wide total reported in the prior year. Excluding revenues of the disposed businesses, eBT revenues, totaled $12,615,000 for the year ended January 31, 2001, an increase of $2,816,000, or 29%, over the prior year total of $9,799,000. This increase in total revenues is a result of a growth in service revenue, offset by a 12% decrease in product revenue. The decrease in product revenue reflects the impact of the current year product transition to the newly released engenda(TM) product, and also reflects training and ramp-up time to transition our sales force to a solution-selling approach. As product sales have historically led service revenue, the Company may experience slower growth in its service revenue in the near future as a result of the lower levels of product sales in the current year.

  The balance of the change in total revenues relates to revenues for the disposed Product Data Management ("PDM"), MediaBank and Information Exchange Division ("IED") businesses, which were a combined $9,081,000 in fiscal 2001, a decline of $45,800,000 from the $54,881,000 reported in fiscal 2000. Fiscal 2000 revenues for these businesses included nearly one full year of revenues, while there were no PDM revenues in fiscal 2001, and slightly less than one half year's revenues for MediaBank and IED. PDM was sold in January 2000, MediaBank was sold in June 2000, and IED was sold in July 2000.

  Company-wide gross profit was $12,060,000 for the year ended January 31, 2001, a decrease of $30,410,000 from the fiscal 2000 Company-wide gross profit of $42,470,000. Excluding the gross profit of the disposed businesses, eBT gross profit was $4,828,000 for the year ended January 31, 2001, a decrease of $631,000, or 12%, from the comparable prior year total of $5,459,000. The decrease in eBT's gross profit reflects the increase in service revenues as a percentage of total revenue, and the impact of costs related to our expanding professional services organization, including the use of third party contractors. Since service revenues have lower margins than license revenues, growth in our service business will result in lower gross profit if our license revenues do not increase in the same period. Gross profit as a percentage of revenues, excluding the revenues and gross profit associated with the divested PDM and IED divisions, was 38% for the year ended January 31, 2001, compared to 56% for the year ended January 31, 2000.

  The remaining decline in gross profit is attributable to the disposed businesses, which reported gross profit of $7,232,000 for the year ended January 31, 2001, a decrease of $29,779,000 from $37,011,000 for the year ended January 31, 2000. Again, this decline is related to the timing of the dispositions of these businesses, as the prior year results include nearly twelve months of results for all of these businesses, compared to no results for PDM in fiscal 2001 and slightly less than one-half year's revenues for both MediaBank and IED in fiscal year 2001.

  Company-wide total operating expenses were $37,933,000 for the year ended January 31, 2001, a decrease of $77,651,000 from the prior year total of $115,584,000. Excluding operating expenses of the disposed businesses, eBT total operating expenses were $25,047,000 for the year ended January 31, 2001, an increase of $7,392,000, or 42%, from $17,655,000 for the year ended January 31, 2000. This increase is primarily related to increases in sales and marketing positions, marketing programs and the corporate related expenses absorbed by eBT since the May 2000 closure of the Company's former Boston headquarters.

  The increase in eBT operating expenses was more than offset by a decline in operating expenses attributable to the disposed businesses, and also to decreased corporate operating expenses, resulting from the restructuring actions taken from July 1999 to May 2000. Total operating expenses relating to the disposed business and former corporate office were $12,886,000 for the year ended January 31, 2001, a decline of $85,043,000, or 87%, from the $97,929,000 reported for the year ended January 31, 2000. Of this decline, $38,073,000 resulted from the disposed PDM division; $7,331,000 from the disposition of IED and $2,865,000 from the disposed MediaBank product line. The balance of the decline was attributable to the closure of the Boston office and to cost savings generated from the restructuring actions taken since July 1999.

  Included in total operating expenses for the year ended January 31, 2001 were net restructuring expenses and special charges of $2,154,000. These charges consisted primarily of severance costs related to both the May 2000 relocation of our corporate offices to Providence, Rhode Island and the January 2001 workforce reduction. Included in total operating expenses for the year ended January 31, 2000 were special charges of $28,103,000 and restructuring expenses of $11,068,000. The special charges include expenses for costs relating to the restatement of our 1998 financial results and the associated SEC investigation; costs relating to the write-down of intangible assets and capitalized software costs, substantially all attributable to the PDM division and net premium costs and related expenses for a major insurance carrier to assume financial risk associated with the class action litigation initiated against us in February 1999 (see Notes 7 and 15 to the "Notes to Consolidated Financial Statements"). Restructuring expenses included costs relating to the April and July 1999 charges in connection with the implementation of our new divisional structure (see Note 6 to the "Notes to Consolidated Financial Statements") and our October 1999 restructuring of the PDM division. Additionally, the operating expenses for the year ended January 31, 2000 were reduced by a credit of $3,093,000 to sales and marketing expenses for the termination of a 1998 international distributor agreement, for which an accrual of $4,000,000 was recorded in the year ended December 31, 1998.

  Sales and marketing expenses consist primarily of salaries, commissions, and bonuses for sales and marketing personnel and promotional expenses. Company-wide sales and marketing expenses totaled $15,419,000 for the year ended January 31, 2001, a decline of $9,140,000 from the $24,559,000 reported in the year ended January 31, 2000. Excluding expenses of the disposed businesses, eBT sales and marketing expenses increased $4,217,000 to $11,712,000 for the year ended January 31, 2001, primarily due to our continued investment in growing the eBT business. This growth is evidenced primarily through expanded marketing campaigns and increases in sales and sales-related personnel and associated recruiting costs. These increases were partially offset by reductions in certain incentive related compensation costs as a result of the lower sales in the current year.

  The remaining change in sales and marketing expenses is attributable to decreases in expenses of the disposed businesses. Sales and marketing expenses of the disposed businesses decreased $13,357,000 to $3,707,000 for the year ended January 31, 2001, compared to $17,064,000 for the year ended January 31, 2000. The dispositions of PDM, IED and MediaBank accounted for decreases of $6,817,000, $1,808,000 and $961,000, respectively. The balance of the decrease in sales and marketing expenses relates to the cost savings resulting from the restructuring actions taken in fiscal 2000.

  Product development costs consist primarily of personnel costs and, to a lesser extent, fees paid for outside software development and consulting services. Company-wide product development expenses totaled $10,897,000 for the year ended January 31, 2001, a decline of $15,182,000 from the $26,079,000 reported in the year ended January 31, 2000. Excluding expenses of the disposed businesses, eBT product development expenses increased $439,000 to $7,310,000 for the year ended January 31, 2001. Additional costs associated with increased headcount to support new product development initiatives were nearly offset by decreases in outside contractor fees, resulting from the Company's effort to decrease reliance on outside contractors, and decreases in certain incentive related compensation costs.

  The remaining $15,621,000 decrease in product development expenses is attributable to the decreased expenses of the disposed businesses, combined with cost savings generated through the restructuring actions taken since July 1999. The dispositions of PDM, IED and MediaBank accounted for decreases of $8,443,000, $2,091,000 and $1,884,000, respectively. The balance of the decrease in product development expenses relates to the costs savings generated by the restructuring actions taken in fiscal 2000.

  Amortization of intangible assets decreased $3,687,000 to $561,000 for the year ended January 31, 2001 from $4,248,000 for the year ended January 31, 2000 due to the fiscal 2000 and 2001 divestitures. All of the intangible assets that were being amortized related to businesses that were divested in fiscal 2000 and 2001.

  Company-wide general and administrative expenses totaled $8,902,000 for the year ended January 31, 2001, a decrease of $12,625,000 from the $21,527,000 reported in the prior year. eBT general and administrative expenses increased $2,197,000 to $5,486,000, for the year ended January 31, 2001, primarily as a result of the inclusion of certain expenses formerly considered corporate unallocated expenses prior to the second quarter of fiscal 2001. The prior year presentation has not been restated to reflect an allocation of corporate expenses, as the structure of the Company was so different at that time that we believe such an allocation would not be meaningful.

  The remaining $14,822,000 decline in total general and administrative expenses is largely attributable to the January, June and July 2000 dispositions of businesses. General and administrative expenses of the disposed businesses decreased to $3,416,000 for the year ended January 31, 2001, compared to $18,238,000 for the year ended January 31, 2000. The dispositions of PDM, IED and MediaBank accounted for decreases of $5,968,000, $1,428,000 and $20,000, respectively. The remaining decrease in general and administrative expenses is attributable to the cost savings generated through the restructuring actions taken in fiscal 2000 and 2001.

  The restructuring charges reported in the fiscal year ended January 31, 2001 relate primarily to the April 2000 restructuring plan, under which we began to focus our energies on eBT's Web content management and workflow product line and related services, and pursue divestiture of certain assets, including IED. The plan included the consolidation of our Boston headquarters into the Providence, Rhode Island offices of the eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in April, May and June 2000. As a result of this plan, we recorded a net charge of $1,835,000 in the first quarter of fiscal year ending January 31, 2001. The charge was comprised primarily of severance for those employees. This restructuring action was estimated to generate annualized cost savings of approximately $4 million from the level of expenses incurred at the time of the restructuring. At January 31, 2001, $909,000 of this charge remains unpaid and the balance is expected to be paid in full during fiscal 2002.

  On January 31, 2001, the Company adopted a plan of restructuring aimed at reducing current operating cost. In connection with this plan, 19 non-management employees, primarily development and administrative positions, and one executive level employee were terminated. As a result of this plan, we recorded a charge of $539,000 for severance costs in the fourth quarter of fiscal 2001(see Note 6 to the "Notes to Consolidated Financial Statements"), all of which remains unpaid at January 31, 2001. Annualized savings from the elimination of these positions, primarily in development and administrative functions in the Providence headquarters, are estimated to approximate $1.7 million. The development and administrative cost savings from this action are expected to be offset by increases in sales related costs to be incurred over the course of the year, as the Company completes its restructuring plan through increased sales staffing.

  Net credit adjustments of approximately $420,000 were recorded in fiscal 2001, related to the fiscal 2000 restructuring initiatives described below. These adjustments were to reduce accrued amounts to reflect estimated remaining balances to be paid out, (see Note 6 to the "Notes to Consolidated Financial Statements").

  The restructuring charges reported in the fiscal year ended January 31, 2000, totaling $11,086,000, related to three initiatives:

    (1) A $480,000 charge in the first quarter of fiscal 2000 relating to the closure of the Company's Kansas City location, primarily for severance for 11 terminated employees. As of January 31, 2001, there were no remaining accrued liabilities relating to this restructuring charge.

    (2) A $6,390,000 charge relating to the July 1999 plan of restructuring aimed at reducing current operating costs, as well as supporting our new divisional structure, which included a reduction of 105 employees, including 10 executive or management level employees. This plan also included the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations. The charge included approximately $2,372,000 of severance for employees in administrative, sales and development positions; $925,000 for the closure and/or combination of domestic and international sales and administrative facilities; $1,739,000 for write-down of capitalized product development costs and intangibles for certain discontinued products; and $1,354,000 for the write-off of leasehold improvements and support assets associated with closed locations. The capitalized product development costs and intangibles were written-down to their estimated future discounted cash flows. At January 31, 2001, there were no remaining accrued liabilities relating to this restructuring charge.

    (3) A $4,198,000 charge related to the October 1999 plan of restructuring aimed at reducing operating costs in our PDM division. The restructuring plan included a PDM workforce reduction of 51 employees, including 9 executive or manager level employees. The plan also included the consolidation of the PDM division's sales, service and support organizations, the consolidation of PDM development facilities and the abandonment of leasehold improvements and support assets associated with these locations. The charge included a write-down of licensed technology for discontinued development activities to their fair values, based upon their estimated future cash flows. The charge included approximately $1,396,000 of severance for employees in administrative, sales and development positions; $490,000 for the consolidation of sales, service and support organizations and development facilities; $1,923,000 for the write-down of licensed technology for discontinued development activities; and $389,000 for the write-off of leasehold improvements and support assets associated with closed locations. At January 31, 2001, accrued liabilities of approximately $11,000 remained relating to this restructuring charge, which is expected to be paid in full during fiscal 2002 (see Note 6 to the "Notes to Consolidated Financial Statements").

  For the year ended January 31, 2000, the Company incurred $28,103,000 of special charges. Included in the special charges were $1,527,000 in professional fees incurred in connection with the restatement of the Company's results of operations for the first nine months of 1998. These professional fees were for the Company's investigation of the circumstances surrounding certain transactions leading to the restatement and for the formal investigation initiated by the Securities and Exchange Commission following the restatement. Also related to the restatement were $13,451,000 of net premium costs and related professional advisory fees for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999, as well as $2,320,000 of severance costs for certain employees who were terminated or resigned. Additionally, approximately $10,805,000 of the special charges related to the write-down of intangible assets and capitalized software costs primarily attributable to the Company's PDM division, to their estimated fair values, determined based upon estimated future cash flows. In connection with the Company's restructure and subsequent plan to divest of the PDM division, the intangible assets recorded at the time of acquisition were re-evaluated. In connection with the future plans and the anticipated future cash flows of the business, the intangible assets were written down to their net realizable values, as determined from estimated proceeds to be received upon a sale of the business. Approximately $1,471,000 of these charges remain unpaid as of January 31, 2001, and this balance is expected to be paid in full during fiscal 2002.

  In June 2000, we sold the MediaBank product line, which was formerly a component of the eBT division, for contingent future consideration of up to $2,000,000. As the consideration is contingent, we did not record any proceeds on the sale, and we wrote off the net assets of the MediaBank business, taking a net charge of $3,735,000 in connection with the transaction. The majority of the charge, approximately $3,548,000, was a non-cash charge related to licensed technology that was sold, while approximately $386,000 related to severance and professional fees incurred on the transaction. These amounts were partially offset by the liabilities assumed by the buyer.

  On July 10, 2000, we sold our IED division for a stated sale price of $55,000,000, less amounts for retained rights under license and subject to adjustment based on the net working capital of the IED business on the closing date. The sale transaction was in the form of a merger of two wholly owned subsidiaries of IntraNet Solutions, Inc. ("IS") with our subsidiaries, Inso Chicago Corporation and Inso Kansas City Corporation, which comprised the IED business. We received $48,000,000 of the proceeds in cash at the time of the closing. An additional $5,500,000 has been placed in an escrow account, and, subject to our indemnification obligations under the agreement, shall be released to us on the first anniversary of the closing date. The net gain from the transaction, as adjusted for final settlement of the working capital requirements, was $39,914,000. The transaction created a capital gain for federal income tax purposes, essentially all of which is offset by the capital loss carryforwards generated in prior years.

  On October 29, 1999, we sold our DynaText/DynaWeb stand-alone technical document publishing component of our PDM Division, along with our ViewPort browser technology assets, for $14,750,000. The transaction was in the form of a stock purchase. We received proceeds on this sale of $9,000,000 in cash and $5,750,000 in the form of a promissory note, due and payable by April 30, 2000. We received payment of $4,500,000 on the promissory note in January, 2000. The final payment of the note was subject to final closing adjustments. During fiscal year 2001 the Company recorded an additional gain of $465,000 from the sale of the DynaText business in October 1999. This gain adjustment resulted from resolution of previously accrued contingent liabilities in the Company's favor.

  On January 5, 2000, we sold the remaining interest in our PDM division for $6,000,000 in cash plus assumption of liabilities, subject to adjustment based on the net worth of the business at the closing. The sale transaction was in the form of a stock purchase by SDRC of all of the outstanding stock of our subsidiaries Sherpa Systems Corporation and Inso France Development S.A. The proceeds received from the sale totaled $5,000,000 in cash at the time of the closing, and $1,000,000 was placed in a supplemental closing fund to be paid no later than 90 days after the first anniversary of the closing date. The selling price was subject to adjustment based on the net worth of the business at closing. After direct transaction costs, the loss on the sale of PDM was $2,337,000 at January 31, 2000. The transaction created a capital loss for federal tax purposes, which will be carried forward to future periods. The net worth of the business on the closing balance sheet, as agreed to by SDRC and the Company in July 2000, net of certain other adjustments negotiated between the Company and SDRC, resulted in an additional receipt from SDRC of approximately $2,696,000, in final settlement of the net worth balances. This amount was received in July 2000. In connection with this settlement, during the second quarter of fiscal 2001, we adjusted the carrying amounts of certain assets and liabilities, and recorded an additional loss of approximately $637,000. The loss is included in the non-operating income section in the accompanying statements of operations.

  During the fourth quarter of fiscal 2001, the Company and SDRC reached a settlement agreement under which SDRC remitted an additional net purchase price adjustment amount of $1,971,000, according to the terms of the original agreement, as modified in the final settlement agreement dated January 24, 2001. This additional net payment was comprised of additional proceeds based on Qualifying Maintenance and License Revenue, as defined in the original agreement, reduced by certain agreed upon amounts relative to remaining contingent liabilities. With the exception of statutory severance amounts that may become due to a former foreign employee of the Company, there are no additional liabilities associated with the PDM sale to SDRC. The Company has estimated and accrued the amounts it believes may become due. The net results of the monies received and adjustments recorded in connection with the settlement agreement was a $1,526,000 gain and this amount is included in the non-operating income section of the Company's Consolidated Statements of Operations.

  In October 2000, we received a $657,000 distribution related to our former investment in Information Please LLC, which had been written down to net realizable value, for which we recorded a charge of $2,655,000 in fiscal 2000.

  Net investment and other income in fiscal 2001 totaled $3,861,000, an increase of $2,140,000 over the prior year total of $1,721,000, due primarily to the increased cash and investment balances resulting from the sale of IED.

  As a result of net operating losses incurred in prior periods, and after evaluating the Company's anticipated performance over its normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets for federal tax purposes as of January 31, 2001. In fiscal 2000, the net operating loss carryforwards and other deferred tax assets in excess of deferred tax liabilities were also fully reserved through a valuation allowance. We have estimated that the tax gain generated from the sale of IED, almost all of which will be characterized as capital, will be offset, for federal tax purposes, by our capital loss carryforwards of approximately $46,000,000. However, the transaction is expected to generate a small state tax liability, as some states do not provide for the same utilization of net operating loss and capital loss carryforwards as the federal tax rules allow. Additionally, the Company generates taxable income in many of the foreign jurisdictions in which it transacts business. Accordingly, we have recorded a tax provision of $300,000 for the year ended January 31, 2001, for state and foreign income tax liabilities, as compared to a provision of $474,000 for the year ended January 31, 2000.

  Net income and diluted income per share were $16,515,000 and $0.98, respectively, for the year ended January 31, 2001 as compared to net loss and diluted loss per share of $62,310,000 and $3.98, respectively, for the year ended January 31, 2000.

 Year Ended January 31, 2000 Compared to Year Ended December 31, 1998

  Revenues for the fiscal year ended January 31, 2000 increased $4,586,000, or 8%, to $64,680,000 compared to $60,094,000 for the fiscal year ended December 31, 1998. Total revenues for the year ended January 31, 2000 included $26,096,000 in revenues from our Product Data Management ("PDM") division, which we sold in January, 2000. Total revenues for the year ended December 31, 1998 included revenues of $6,975,000 from our former Lexical and Linguistic operating division, which was sold to Lernout & Hauspie Speech Products N.V. ("Lernout & Hauspie") in April 1998. Excluding the Lexical and Linguistic operating division in 1998 and the PDM division in both years, revenues from our ongoing operations were $38,584,000 for the year ended January 31, 2000, compared to the 1998 revenues of $38,568,000.

  Revenues from the eBusiness Technologies ("eBT") division increased 24% from $9,935,000 in the year ended December 31, 1998 to $12,329,000, including revenues from divested business, in the year ended January 31, 2000. The increase was due primarily to increased sales of the DynaBase product, which was introduced in late 1997. We expect to make continued significant investments in fiscal 2001 in our eBT products, particularly DynaBase and related e-business applications.

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

  Net loss and diluted loss per share were $62,310,000 and $3.98, respectively, for the year ended January 31, 2000 as compared to net loss and diluted loss per share of $19,569,000 and $1.30, respectively, for the year ended December 31, 1998.

Liquidity and Capital Resources

  Our operating activities used cash of $14,869,000 for the year ended January 31, 2001, compared to $34,473,000 for the year ended January 31, 2000. The increased contribution from operating activities of $19,604,000 from the 2000 fiscal year to the 2001 fiscal year was due principally to the improved operating performance resulting from the 2000 divestitures of PDM and DynaText, and the cost savings related to the fiscal 2000 and 2001 restructuring actions and special charges.

  Our investing activities provided cash of $44,284,000 for the year ended January 31, 2001 compared to $44,719,000 for the year ended January 31, 2000. The decreased contribution of $435,000 in fiscal 2001 compared to fiscal 2000 was due primarily to the proceeds of $50,798,000 received from the sale of IED combined with additional selling price adjustments related to the fiscal 2000 sales of PDM and DynaText, offset by uses of cash to purchase $4,359,000 of marketable securities and investments in property and equipment and capitalized product development costs of $2,155,000. In fiscal 2000, the Company received proceeds from the PDM and DynaText transactions amounting to $18,066,000, $38,212,000 from sales of marketable securities, which were offset by payments of $5,685,000 for prior year acquisitions and investments of $5,874,000 for property and equipment and capitalized product development costs.

  Our financing activities used cash of $4,114,000 for the year ended January 31, 2001 compared to providing cash of $11,645,000 for the year ended January 31, 2000. The decrease in fiscal 2001 from fiscal 2000 of $15,759,000 resulted from decreased proceeds from issuances of common stock, pursuant to employee benefit plans, resulting primarily from the reduced employee base due to the divestitures and restructurings in fiscal year 2001, and increased use of cash to repurchase 1.7 million shares of treasury stock, at a cost of approximately $4.8 million. On March 7, 2001 the Company announced another share repurchase plan under which up to 1.5 million shares of the Company's common stock may be repurchased. All treasury stock transactions have taken place at market prices, and the Company expects that all future purchases will also take place at market prices.

  As of January 31, 2001, we had working capital of $63,660,000. Total cash, cash equivalents, and marketable securities at January 31, 2001 were $65,670,000. We believe that current funds available and funds receivable from the recent sale of assets will be sufficient to finance our operations.

  As soon as we discovered that it could be necessary to restate certain of our financial results for the first three quarters of 1998, we immediately and voluntarily provided this information to the U.S. Securities and Exchange Commission. On June 2, 1999, we were informed that the U.S. Securities and Exchange Commission had issued a Formal Order of Private Investigation in connection with matters relating to our previously announced restatement of our 1998 financial results. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the Formal Order of Private Investigation will not have a material adverse impact on our financial condition and results of operations.

  On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against us in the United States Bankruptcy Court for the Western District of New York. The lawsuit is captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-2177. The complaint seeks turnover of purported property of the estates and damages for our alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, we filed our Answer and Demand for Jury Trial. Also, on August 19, 1999, we filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted our motion for the purposes of dispositive motions and trial. The parties are presently engaging in document discovery and no depositions have been taken. We believe that the claims are subject to meritorious defenses, which we plan to assert during the lawsuit. We cannot predict the ultimate resolution of this action at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

  During February 2000, certain shareholders of the Company filed two substantially similar putative class action complaints against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts that were are captioned as follows:
Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. They assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act.

  On June 14, 2000, the District Court ordered that both actions be consolidated into one lawsuit entitled In Re Inso Corporation Securities Litigation, Civil Action No. 00-103050-GAO. The plaintiffs filed a consolidated amended complaint on February 21, 2001. The plaintiffs alleged that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They sought unspecified damages. On April 9, 2001, the Company filed a motion to dismiss the lawsuit on the grounds that the plaintiffs failed to state a claim under the relevant securities laws. After receiving the Company's motion to dismiss, the plaintiffs themselves moved to dismiss the lawsuit with prejudice on April 23, 2001. The plaintiffs received no consideration for, and the Company assented to, the dismissal. We are awaiting Court approval of the plaintiffs' motion to dismiss (see Note 16 of "Notes to Consolidated Financial Statements").

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

  In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment to FASB Statement No 133" (collectively FAS 133). This statement, which is effective for the

Company's fiscal year beginning February 1, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We do not expect the adoption of FAS 133 to have a significant impact on our financial position or results of operations.

Acquired In-Process Research and Development

  The Company's January 1999 and calendar year 1998 acquisitions included purchased in-process research and development charges for Venture Labs, Inc., Sherpa Systems Corporation, and MediaBank totaling $22,400,000. These amounts were expensed as non-recurring charges on the respective acquisition dates as the acquired technology had not yet reached technological feasibility and therefore had no alternative future uses. At the time of the acquisitions, the Company engaged an independent appraiser to estimate the fair market value of the assets acquired, to serve as a basis for the allocation of the purchase price.

  The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, verification, and testing activities necessary to establish that each product can be produced to meet its design specifications, including functions, features, and technical performance requirements.

  The values of the purchased in-process research and development were based upon future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. The revenue estimates used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in the related technology, and the nature and expected timing of new product introductions by the Company and its competitors. The projected net cash flows were discounted to their present value using the weighted average cost of capital ("WACC"). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on required rates of return from investments in various areas of the enterprise. The Company no longer employs any of this technology in its operations, as all of the technology acquired in connection with the 1998 and 1999 business acquisitions has been sold through the various sale transactions of DynaText, PDM, IED and MediaBank (see Note 5 to the "Notes to Consolidated Financial Statements").

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

 Venture Labs, Inc.

  The primary purchased in-process technologies acquired in the Venture Labs, Inc. acquisition consisted of the Java filtering and viewing projects. The Company estimates that the projects were between 75% and 85% complete at the date of the Venture Labs, Inc. acquisition. As of January 31, 2000, the nature of the efforts required to develop the purchased in-process technology into commercially viable products was substantially completed, and Venture Labs, Inc. and its subsidiary Paradigm Development Corporation (collectively "Paradigm") were subsequently sold as part of the July 2000 divesture of the Company's Information Exchange Division.

 Sherpa Systems Corporation

  The primary purchased in-process technology acquired in the Sherpa Systems Corporation acquisition was the SherpaWorks Version 3 product. This technology was designed to implement a three-tier architecture, to provide out-of-the-box, configurable Product Data Management systems. The Company estimated that this project was approximately 85% complete at the date of the Sherpa acquisition. The Company stopped development of SherpaWorks 3.0 in the third quarter of fiscal 2000, given management's plans to divest of the PDM division, and Sherpa Systems Corporation was subsequently sold as part of the January 2000 disposition of the PDM division.

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

  The second project provided content management capabilities based on the contents of text embedded in popular text formats stored in the database. In addition, the second project provides support for DB2, a popular relational database developed by IBM, and IBM's Content Manager (formerly Digital Library) product. The Company estimates that this project was 30% complete at the time of the MediaBank acquisition. As of January 31, 2000, the nature of the efforts required to develop this project into commercially viable products was substantially completed.

Risk Factors that May Affect Future Operating Results

  We intend to substantially increase eBT's sales and marketing organization. This could burden our level of sales and marketing expenditures relative to revenues, which could lower our operating margins in future periods.

  Our ability to remain competitive in the computer software industry depends on the services of a number of key management and technical personnel, principally software engineers. Personnel costs for technical staff represent a significant portion of our operating expenses, and increased competition and related personnel cost increases for such staff could have a material adverse impact on our operating results. Additionally, because of the drop in eBT's stock price we may need to use larger amounts of cash to compensate our employees, rather than the equity incentives we have relied on in prior periods. This could result in reduced operating margins as a result of higher personnel costs.

  The market for enterprise content management is fiercely competitive, and is currently dominated by companies such as Interwoven, Vignette, and Documentum, which have substantially greater development, marketing, sales and financial resources than we do. In addition, there are numerous smaller providers of content management, both public and privately funded, which pose competitive challenges. While we believe that products are selected today on the basis of feature, ease-of-use, use of open standards, scalability and flexibility, and not on the basis of price, there is risk that this competitive environment may begin to put downward pressure on price for our products. Moreover, our inability to differentiate our products effectively, to enter into strategic relationships with consulting and other partners to drive customer acquisition, or a failure to successfully market our solution would have a material adverse affect on our results of operations and financial condition.

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

  We have invested substantial resources developing a new product, entrepid, which provides content management for customers who have elected to use the Oracle database as their repository for web content. Therefore, the success of this product will be tied in part to the continued acceptance of Oracle as a leading database technology provider. Failure of Oracle to continue to win substantial market share for its database products would likely cause a material adverse effect on our ability to sell entrepid. Moreover, should Oracle develop or acquire its own competing content management and workflow product, our ability to sell entrepid could be materially adversely affected. Even if Oracle continues to be a market leader in enterprise database technology and does not begin to sell a product with substantially similar functionality to entrepid, there can be no assurance that we will achieve sufficient market acceptance of entrepid to achieve a return on our development investment. Failure to achieve market acceptance for entrepid would likely have a material adverse impact on our business, results of operations and financial condition.

  As we have shifted from being a technology platform provider to offering a solution, we have retrained and have substantially changed the make-up of our sales force. The average tenure of our sales personnel is less than six months. We have made substantial investments in training this new sales force. There can be no assurance, however, that we will be successful in making this sales force productive and in successfully transitioning to a solution selling approach. Failure to do so would have a material adverse effect on our business, results of operations and financial condition.

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

  Future legislation or regulations could be enacted that directly or indirectly impact our ability to market our products, especially in the area of Internet commerce. It is impossible to predict if or how any future legislation or regulations would impact the Internet and our business. However, legislation or regulation that discouraged continued investment in Internet commerce could slow demand for content management products, which could have a material adverse affect on our business, results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  eBT is exposed to the impact of interest rate and foreign currency fluctuations. Our cash equivalents and available for sale investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and the fair value of our investments. We manage the exposure to financial market risk by performing ongoing evaluations of our investment portfolio and investing in short-term investment grade corporate securities, United States agency bonds, and asset backed securities. In addition, we do not use investments for trading or other speculative purposes. We have performed a sensitivity analysis assuming a hypothetical 10% adverse fluctuation in interest rates. As of January 31, 2001, the analysis indicated that the change in interest income would not have a material adverse effect on our financial position or results of operations. Additionally, the carrying value of our investments approximates the fair value and therefore the impact of a fluctuation in interest rates to the carrying value is not material to our financial position or results of operations. However, actual interest income and gains and losses in the future may differ materially from our analysis.

  We transact business in various foreign currencies, primarily in certain European countries, and therefore are subject to exposure from movements in foreign currency exchange rates. We primarily license our technology in U.S. dollars but certain operating expenses are denominated in the local currency. For fiscal 2001, we do not believe we had significant exposure associated with movements in foreign currency exchange rates. We will evaluate the exposures going forward and will implement the appropriate risk management procedures as deemed necessary.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

  The information required to be furnished pursuant to this item is set forth under the caption "Executive Officers of the Registrant" in Part I hereof and under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement ("Proxy Statement"), to be furnished to stockholders in connection with the solicitation of proxies for use at the May 31, 2001 Annual Meeting of Stockholders which was filed with the Securities and Exchange Commission on April 30, 2001.

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

Item 13. Certain Relationships and Related Transactions

  The information required to be furnished pursuant to this item is set forth under the caption "Item 1. Election of Directors" and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

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

 (b) Reports on Form 8-K filed in the fourth quarter of fiscal 2001

    None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          eBT International, Inc.
                                                Registrant

Date: April 30, 2001                            /s/ James M. Ringrose
                                          _____________________________________

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

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Christopher M. Burns          Vice President and Chief     April 30, 2001
______________________________________  Financial Officer
         Christopher M. Burns           (Chief Accounting
                                        Officer)

       /s/ Samuel H. Fuller            Director                     April 30, 2001
______________________________________
           Samuel H. Fuller

      /s/ Stephen O. Jaeger            Chairman and Director        April 30, 2001
______________________________________
          Stephen O. Jaeger

        /s/ Joanna T. Lau              Director                     April 30, 2001
______________________________________
            Joanna T. Lau

        /s/ Edward Terino              Director                     April 30, 2001
______________________________________
            Edward Terino

Item 14(a). Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                             Page
                                                                             ----
Report of Independent Auditors.............................................   29

Consolidated Balance Sheets at January 31, 2001 and 2000...................   30

Consolidated Statements of Operations for the years ended January 31, 2001,
 2000, and December 31, 1998 and the one month ended January 31, 1999......   31

Consolidated Statements of Cash Flows for the years ended January 31, 2001,
 2000, and December 31, 1998 and the one month ended January 31, 1999......   32

Consolidated Statements of Stockholders' Equity for the years ended January
 31, 2001, 2000, and December 31, 1998 and the one month ended January 31,
 1999......................................................................   33

Notes to Consolidated Financial Statements.................................   34

Schedule for the years ended January 31, 2001, 2000, December 31, 1998 and the one month ended January 31, 1999:
  Schedule II Valuation and Qualifying Accounts............................   60

  All other schedules have been omitted since the required information is not present, or the amounts are not sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
eBT International, Inc.

  We have audited the accompanying consolidated balance sheets of eBT International, Inc. as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended January 31, 2001, 2000, and December 31, 1998 and the one month ended January 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eBT International, Inc. at January 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years ended January 31, 2001, 2000 and December 31, 1998, and the one month ended January 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Boston, Massachusetts
March 2, 2001, except for Note 16
   as to which the date is April 23, 2001
                            eBT INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                           JANUARY 31, 2001 and 2000
                      (In thousands, except share amounts)

                                                        January 31, January 31,
                                                           2001        2000
                                                        ----------- -----------
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $ 56,709    $  31,408
  Marketable securities................................     8,961        4,602
  Accounts receivable, net of allowances of $687 and
   $3,139, respectively................................     3,195       14,469
  Receivables from asset sales.........................     5,973        5,723
  Prepaid expenses and other current assets............       537        2,719
                                                         --------    ---------
    Total current assets...............................    75,375       58,921
Property and equipment, net............................     2,402        5,034
Product development costs, net of accumulated
 amortization of $7,519, and $11,375, respectively.....     1,187       10,402
Excess of costs over net assets acquired, net of
 accumulated amortization of $0 and $4,628,
 respectively..........................................       --         2,055
Other intangible assets, net of accumulated
 amortization of $1,038 and $1,860, respectively.......       --         1,005
Long-term accounts receivable..........................        90          877
Licensed technology and advances, net..................       948        2,295
                                                         --------    ---------
TOTAL ASSETS...........................................  $ 80,002    $  80,589
                                                         ========    =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................  $    836    $   1,295
  Accrued liabilities..................................     9,371       14,927
  Unearned revenue.....................................     1,508        8,205
  Other current liabilities............................       --           131
                                                         --------    ---------
    Total current liabilities..........................    11,715       24,558
Unearned revenue, non-current portion..................       --           517
Capital leases, non-current portion....................       --           142
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; none issued
  Common stock, $.01 par value; 50,000,000 shares
   authorized; 16,938,033 and 16,588,773 shares issued
   at January 31, 2001 and 2000, respectively..........       169          165
  Capital in excess of par value.......................   157,712      156,098
  Accumulated deficit..................................   (84,118)    (100,633)
                                                         --------    ---------
                                                           73,763       55,630
Unamortized value of restricted shares.................      (433)         --
Notes receivable from stock purchase agreements........      (200)        (200)
Treasury stock, at cost, 1,705,075 and 5,075 shares at
 January 31, 2001 and 2000, respectively...............    (4,843)         (58)
                                                         --------    ---------
    Total stockholders' equity.........................    68,287       55,372
                                                         --------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $ 80,002    $  80,589
                                                         ========    =========

          See accompanying Notes to Consolidated Financial Statements.

                            eBT INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Years Ended January 31, 2001, 2000 and December 31, 1998
                    and the One Month Ended January 31, 1999
                    (In thousands, except per share amounts)

                                   Years Ended
                                   January 31,      One Month Ended  Year Ended
                                 -----------------    January 31,   December 31,
                                  2001      2000         1999           1998
                                 -------  --------  --------------- ------------
Revenues:
  Product licenses.............  $13,739  $ 40,781      $ 1,819       $ 51,758
  Service......................    7,957    23,899        1,289          8,336
                                 -------  --------      -------       --------
  Total revenues...............   21,696    64,680        3,108         60,094
Cost of revenues:
  Cost of product licenses.....    3,434    10,262        2,332          9,362
  Cost of service..............    6,202    11,948        1,015          3,288
                                 -------  --------      -------       --------
  Total cost of revenues.......    9,636    22,210        3,347         12,650
                                 -------  --------      -------       --------
Gross profit (loss)............   12,060    42,470         (239)        47,444
Operating expenses:
  Sales and marketing..........   15,419    24,559        2,725         27,463
  Product development..........   10,897    26,079        2,535         19,529
  Amortization of intangible
   assets......................      561     4,248          304          1,541
  General and administrative...    8,902    21,527        2,741         15,586
  Restructuring expenses.......    1,954    11,068          --             --
  Special charges..............      200    28,103          --             --
  Purchased in-process research
   and development.............      --        --           500         21,900
                                 -------  --------      -------       --------
    Total operating expenses...   37,933   115,584        8,805         86,019
                                 -------  --------      -------       --------
Operating loss.................  (25,873)  (73,114)      (9,044)       (38,575)
Non-operating income (expense):
  Net investment and other
   income......................    3,861     1,721          353          4,682
  Recovery (write-down) of
   investment in Information
   Please LLC..................      657    (2,655)         --             --
  Gain on sale of assets, net..   38,170    12,212          --          13,289
                                 -------  --------      -------       --------
Income (loss) before provision
 for income taxes..............   16,815   (61,836)      (8,691)       (20,604)
Provision (benefit) for income
 taxes.........................      300       474          --          (1,035)
                                 -------  --------      -------       --------
Net income (loss)..............  $16,515  $(62,310)     $(8,691)      $(19,569)
                                 =======  ========      =======       ========
Earnings (loss) per common
 share.........................  $  1.00  $  (3.98)     $ (0.56)      $  (1.30)
                                 =======  ========      =======       ========
Earnings (loss) per common
 share, assuming dilution......  $  0.98  $  (3.98)     $ (0.56)      $  (1.30)
                                 =======  ========      =======       ========

          See accompanying Notes to Consolidated Financial Statements.

                            eBT INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years Ended January 31, 2001, 2000, and December 31, 1998
                      and One Month Ended January 31, 1999
                           (In thousands of dollars)

                                   Years Ended
                                   January 31,      One Month Ended  Year Ended
                                 -----------------    January 31,   December 31,
                                  2001      2000         1999           1998
                                 -------  --------  --------------- ------------
Cash flows (used in) provided
 by operating activities:
  Net income (loss)............  $16,515  $(62,310)     $(8,691)      $(19,569)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating
   activities:
    Depreciation...............    1,608     3,440          368          3,371
    Amortization...............    3,823    12,246        2,325          7,086
    Provisions for doubtful
     accounts..................    1,625     2,008          --           3,044
    Purchased in-process
     research and development..      --        --           500         21,900
    Non-cash stock compensation
     expense...................      172     1,482          --             --
    Non-cash restructuring
     expenses..................      --      5,490          --             --
    Non-cash special charges
     expenses..................      --     10,805          --             --
    (Recovery) write-down of
     investment in Information
     Please LLC................     (657)    2,655          --             --
    Deferred income taxes......      --        --           --             (70)
  Gain on sale of assets, net..  (38,170)  (12,212)         --         (13,289)
                                 -------  --------      -------       --------
                                 (15,084)  (36,396)      (5,498)         2,473
Changes in operating assets and
 liabilities:
  Accounts receivable..........    4,273     5,773        3,419            457
  Accounts payable and accrued
   liabilities.................   (3,389)   (2,977)       1,357         (2,516)
  Other assets and
   liabilities.................     (669)     (873)       1,315          2,200
                                 -------  --------      -------       --------
      Net cash (used in)
       provided by operating
       activities..............  (14,869)  (34,473)         593          2,614
Cash flows (used in) provided
 by investing activities:
  Property and equipment
   expenditures................   (1,015)   (2,128)        (169)        (2,982)
  Capitalized product
   development costs...........   (1,140)   (3,746)        (393)        (4,906)
  Acquisitions, net of cash
   acquired....................      --        --        (5,883)       (43,553)
  Payments related to 1998
   acquisitions................      --     (5,685)      (2,027)           --
  Net (purchases) proceeds from
   sales of marketable
   securities..................   (4,359)   38,212        7,982         10,864
  Proceeds from the sale of
   assets, net.................   50,798    18,066          --          19,853
                                 -------  --------      -------       --------
      Net cash (used in)
       provided by investing
       activities..............   44,284    44,719         (490)       (20,724)
Cash flows (used in) provided
 by financing activities:
  Net proceeds from issuance of
   common stock................      707    11,543          --          11,695
  Proceeds from the payment of
   notes receivable underlying
   Stock Purchase Agreements...      --      1,105          --           1,189
  Purchases of treasury stock..   (4,785)      --           --             --
  Payments under capital lease
   obligations.................      (36)   (1,003)         (88)           --
  Repayment of acquired company
   debt........................      --        --           --          (3,784)
                                 -------  --------      -------       --------
      Net cash (used in)
       provided by financing
       activities..............   (4,114)   11,645          (88)         9,100
Net increase (decrease) in cash
 and cash equivalents..........   25,301    21,891           15         (9,010)
Cash and cash equivalents at
 beginning of period...........   31,408     9,517        9,502         18,512
                                 -------  --------      -------       --------
Cash and cash equivalents at
 end of period.................  $56,709  $ 31,408      $ 9,517       $  9,502
                                 =======  ========      =======       ========

          See accompanying Notes to Consolidated Financial Statements.

                            eBT INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands except share amounts)

                                            Capital                             Notes
                                               in                 Unamortized receivable
                           Common stock      excess                value of   from stock  Treasury stock
                         ------------------  of par   Accumulated restricted   purchase  -----------------
                           Shares    Amount  value      deficit     shares    agreements  Shares   Amount    Total
                         ----------  ------ --------  ----------- ----------- ---------- --------- -------  --------  ---
Balance at December 31,
 1997................... 14,645,611   $146  $128,187   $ (10,063)    $(240)    $(2,494)      5,075 $   (58) $115,478
Issuance of shares
 pursuant to Employee
 Stock Purchase Plan....    128,199      1     1,354                                                           1,355
Proceeds from Notes
 Receivable from Stock
 Purchase Agreements....                                                         1,189                         1,189
Stock options
 exercised..............    716,330      8    10,332                                                          10,340
Issuance of restricted
 shares.................      7,500              135                  (135)                                      --
Other issuances and
 repurchases............      9,000              122                                                             122
Amortization of
 restricted shares......                                               259                                       259
Net loss*...............                                 (19,569)                                            (19,569)
                         ----------   ----  --------   ---------     -----     -------   --------- -------  --------
Balance at December 31,
 1998................... 15,506,640   $155  $140,130   $ (29,632)    $(116)    $(1,305)      5,075 $   (58) $109,174
Stock options
 exercised..............        200                2                                                               2
Other issuances and
 repurchases............      9,000              156                                                             156
Amortization of
 restricted shares......                                                14                                        14
Net loss*...............                                  (8,691)                                             (8,691)
                         ----------   ----  --------   ---------     -----     -------   --------- -------  --------
Balance at January 31,
 1999................... 15,515,840   $155  $140,288   $ (38,323)    $(102)    $(1,305)      5,075 $   (58) $100,655
Issuance of shares
 pursuant to Employee
 Stock Purchase Plan....    184,323      2     1,076                                                           1,078
Proceeds from Notes
 Receivable from Stock
 Purchase Agreements....                                                         1,105                         1,105
Stock options
 exercised..............    851,466      8    10,111                                                          10,119
Cancellation of
 restricted shares......     (3,750)             (23)                   23                                       --
Issuance of warrants....                       2,010                                                           2,010
Exercise of warrants....     34,644              346                                                             346
Other issuances and
 repurchases............      6,250              546                                                             546
Acceleration of stock
 options................                       1,744                                                           1,744
Amortization of
 restricted shares......                                                79                                        79
Net loss*...............                                 (62,310)                                            (62,310)
                         ----------   ----  --------   ---------     -----     -------   --------- -------  --------
Balance at January 31,
 2000................... 16,588,773   $165  $156,098   $(100,633)    $ --      $  (200)      5,075 $   (58) $ 55,372
Issuance of shares
 pursuant to Employee
 Stock Purchase Plan....    188,210      2       499                                                             501
Issuance of restricted
 shares.................    177,300      2       763                  (765)                                      --
Stock options
 exercised..............     34,850              206                                                             206
Cancellation of
 restricted shares......    (51,100)            (215)                  215                                       --
Purchases of treasury
 stock..................                                                                 1,700,000  (4,785)   (4,785)
Other issuances and
 repurchases............                         361                   (55)                                      306
Amortization of
 restricted shares......                                               172                                       172
Net income*.............                                  16,515                                              16,515
                         ----------   ----  --------   ---------     -----     -------   --------- -------  --------
Balance at January 31,
 2001................... 16,938,033   $169  $157,712   $ (84,118)    $(433)    $  (200)  1,705,075 $(4,843) $ 68,287
                         ==========   ====  ========   =========     =====     =======   ========= =======  ========

-------
* Net income (loss) equals comprehensive income (loss) for each period presented.

          See accompanying Notes to Consolidated Financial Statements.

                            eBT INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

 Nature of Operations

  eBT International, Inc. (the "Company") develops and markets enterprise-wide Web content management and workflow software solutions and associated services that are designed to automate and streamline the Web publishing process. As of January 31, 2001, the Company has a single operating segment, which was previously identified as the eBusiness Technologies division, having divested of all of its other business lines as of July 10, 2000. Through enterprise license agreements the Company's products enable customers to develop and deploy content-rich e-business solutions. The Company markets its products worldwide through direct and reseller channels to corporate end users in a broad range of industries.

  Between 1998 and July 10, 2000, the Company operated in three other operating segments, which were all disposed between April 1998 and July 2000. These segments included the Company's Information Exchange ("IED"), Product Data Management ("PDM") and Lexical and Linguistic divisions. The IED division was comprised of viewing technologies that provided customers the ability to view, copy and print files of varying originations and in disparate operating system environments. The IED division was sold on July 10, 2000 (see Note 5). The Product Data Management division was comprised of technologies obtained in connection with the acquisition in 1998 of Sherpa Systems Corporation, as well as certain technologies from the division formerly referred to as Electronic Publishing Solutions. The PDM division was sold in two transactions, both of which took place during fiscal 2000 (see Note 5). The Lexical and Linguistic division was comprised of proofing tools, reference works and information tools, and was sold on April 23, 1998 (see Note 5).

  On August 28, 2000, we changed our name from Inso Corporation to eBT International, Inc. and our Nasdaq ticker symbol to EBTI, to more closely reflect the concentration of our resources exclusively on the Web content management market that we now serve.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in less than 20% owned affiliates are accounted for under the cost method.

 Reclassification

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

                            eBT INTERNATIONAL, INC.

 Additional Cash Flow Statement Information

                                                    Years Ended
                                                    January 31,   Year Ended
                                                   ------------- December 31,
                                                    2001   2000      1998
                                                   ------ ------ ------------
   Supplemental disclosures of cash flow informa-
    tion:
     Cash paid for income taxes................... $   24 $  408     $230
   Non-cash investing and financing information:
     Receivables from asset sales.................  5,973  5,723      --

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

 Foreign Currency Translation

  The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using average exchange rates in effect during the year. The gains and losses resulting from the changes in exchange rates from year to year are insignificant for all years presented. Additionally, the effect on the statements of operations for transaction gains and losses is insignificant for all years presented.

 Fair Value of Financial Instruments

  The Company's cash equivalents, marketable securities and accounts receivables are carried at cost, which approximates fair value.

 Revenue Recognition

  The Company derives its revenues from licenses of its software products and from services the Company provides to its customers.

  Revenue from software licensing and services fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". Accordingly, the Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

  The Company's software arrangements may contain multiple elements, such as software products, services and post-contract customer support (PCS). Revenue earned on software arrangements involving multiple elements which qualify for separate element treatment is allocated to each element based on the relative fair values of those elements based on vendor specific objective evidence. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a twelve month period from date of delivery. Consequently, license fee revenue is generally recognized when the product is shipped. Royalty revenues are generally recognized in the quarter in which the amounts due to the Company have been determined. Revenue from training, consulting and implementation services is recognized
                            eBT INTERNATIONAL, INC.

as the services are performed. Revenue for PCS under software maintenance arrangements is recognized ratably over the term of the agreement, generally one year. Revenue for license renewals is recognized when all the criteria under SOP 97-2 have been met.

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

  Amortization of $2,397,000, $6,456,000, and $4,599,000 for the years ended January 31, 2001 and 2000 and December 31, 1998, respectively, is included as a component of cost of revenues. Amortization of $608,000 for the one month ended January 31, 1999 is included as a component of cost of revenues.

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

 Intangible Assets

  Intangible assets, including excess costs over net assets acquired, are amortized on a straight-line method over their estimated economic lives for periods ranging from one to ten years.

 Impairment of Long-Lived Assets

  In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", if facts and circumstances suggest that an impairment may have occurred, the unamortized balances of these assets are reviewed. Facts and circumstances indicative of an impairment may include factors such as a significant decrease in demand for a product related to an asset, a history of operating cash flow losses, or a projection or forecast that demonstrates continuing losses associated with a revenue producing asset. The undiscounted cash flow method is used to determine if impairment has occurred. If indicators of impairment are present, and the estimated undiscounted cash flows to be derived from the related assets are not expected to be sufficient to
                            eBT INTERNATIONAL, INC.

recover the asset's carrying amount, an impairment loss is charged to expense in the period identified. The impairment loss is based upon the difference between the carrying amount and the fair value, as determined based upon discounted cash flows. The rates that would be utilized to discount the net cash flows to net present value would take into account the time value of money and investment risk factors. In the fiscal year ended January 31, 2000, certain of the Company's intangible assets were determined to be impaired, and the carrying amounts were reduced, as appropriate (see Notes 6 and 7).

 Concentration of Credit Risk

  The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

  The Company licenses its products primarily to customers in North America. Revenues from foreign customers accounted for 28%, 33% and 24% of total net revenue for the years ended January 31, 2001 and 2000 and December 31, 1998.

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

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment to FASB Statement No 133" (collectively FAS 133). This statement, which is effective for the Company's fiscal year beginning February 1, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We do not expect the adoption of FAS 133 to have a significant impact on our financial position or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements", which establishes guidelines for recognition, presentation and disclosure of revenue in financial statements. We have adopted SAB 101 for all transactions during the year ending January 31, 2001. Such adoption did not have a material impact on our results of operations or our financial position.

  In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January
                            eBT INTERNATIONAL, INC.

12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Note 2. Available for Sale Investments

  The Company's available-for-sale investments are carried at cost, which approximates fair value, and are included in cash equivalents and marketable securities. Following are the components of the available-for-sale investments:

                                                                 As of January
                                                                      31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
                                                                 (In thousands
                                                                  of dollars)
   Commercial paper............................................ $44,149 $ 5,951
   Corporate issues............................................   3,009   5,645
   Money market funds..........................................  11,097  15,552
   United States agency bonds..................................   3,961     996
                                                                ------- -------
   Total....................................................... $62,216 $28,144
                                                                ======= =======

  Interest on securities classified as available-for-sale of $3,261,000, $1,472,000 and $4,883,000 is included in net investment and other income in the years ended January 31, 2001 and 2000, and December 31, 1998, respectively.

  During the years ended January 31, 2001 and 2000 and December 31, 1998, available-for-sale securities with values of $126,069,000, $44,812,000 and $144,464,000, respectively, were sold or redeemed. The gross realized gains and losses on those sales were immaterial to the Company's financial statements. During the years ended January 31, 2001 and 2000 and December 31, 1998, purchases of available-for-sale securities were $443,348,000, $41,420,000 and $385,154,000, respectively. Maturities of available-for-sale securities were $277,917,000, $29,947,000 and $265,100,000 for the years ended
January 31, 2001 and 2000 and December 31, 1998, respectively.

  The Company's available-for-sale securities have the following maturities:

                                                               As of January 31,
                                                                     2001
                                                               -----------------
                                                                (In thousands)
   Due in one year or less....................................      $59,207
   Due within two years.......................................        3,009
                                                                    -------
   Total......................................................      $62,216
                                                                    =======

                            eBT INTERNATIONAL, INC.

Note 3. Property and Equipment

  Property and equipment are summarized as follows:

                                                      As of January 31,
                                                  ---------------------------
                                                      2001          2000
                                                  ------------  -------------
                                                  (In thousands of dollars)
   Leasehold improvements........................ $        400  $       1,561
   Computer equipment and software...............        7,370         16,148
   Furniture and fixtures........................        1,178          2,945
                                                  ------------  -------------
                                                         8,948         20,654
   Less accumulated amortization and
    depreciation.................................       (6,546)       (15,620)
                                                  ------------  -------------
                                                  $      2,402  $       5,034
                                                  ============  =============

Note 4. Acquisitions and Investments

 AIS Software, S.A.

  On January 12, 1999, the Company acquired AIS Software S.A. ("AIS Software") from Berger-Levrault S.A., a French publisher, for approximately $3,000,000 using available cash. AIS Software, based in Paris, France is the developer of Balise, an SGML and XML transformation tool and scripting language, as well as Dual Prism, a Web-based XML and SGML publishing system. The acquisition was accounted for as a purchase and was included in the consolidated financial statements from the date of acquisition until its disposition in January 2000. The purchase price was allocated based on the estimated fair market value of the assets acquired and the liabilities assumed. Intangible assets totaling $2,700,000 were recorded at the time of the acquisition and had been amortized on a straight-line basis over their estimated useful lives, ranging from two to five years. AIS Software operated as part of the Company's Product Data Management Division until its divestiture on January 5, 2000 (see Note 5).

 Venture Labs, Inc.

  On December 22, 1998, the Company acquired all of the outstanding stock of privately held Venture Labs, Inc. and its subsidiary Paradigm Development Corporation (collectively "Paradigm") for a total value of $4,800,000. The Company paid $4,300,000 in cash and assumed certain liabilities. Paradigm is the developer of Java file filtering and viewing technology for both OEM and direct corporate use. Paradigm operated as part of the Company's Information Exchange Division, which was divested on July 10, 2000 (see Note 5). The acquisition was accounted for as a purchase and its results of operation were included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the estimated fair market value of the assets acquired and the liabilities assumed. The transaction included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated results of $1,800,000. Intangible assets totaling $1,594,000 were recorded in connection with the acquisition. In addition, the Company negotiated noncompetition agreements with key executives for a total value of $1,500,000. The intangible assets were being amortized on a straight-line basis over their useful lives, ranging from one to five years.

 Sherpa Systems Corporation

  In December 1998, the Company acquired all of the outstanding stock of privately held Sherpa Systems Corporation ("Sherpa"). Sherpa is a provider of product data management solutions that manage mission-critical information through the product lifecycle process of design, testing, manufacturing and delivery. The acquisition
                            eBT INTERNATIONAL, INC.

was accounted for as a purchase and was included in the consolidated financial statements from the date of acquisition until its disposition on January 5, 2000. The preliminary purchase price allocation was based upon the estimated fair value of the assets acquired and the liabilities assumed on the date of purchase. These preliminary estimates were adjusted subsequent to the initial recording, as detailed below. The acquisition included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated fourth quarter results of $12,000,000. At the time of the acquisition, the Company also caused Sherpa to enter into employment and non-competition agreements with key executives, under which the Company agreed to pay approximately $1,600,000 over a three-year period. The Company paid approximately $700,000 over the period Sherpa operated as part of the Company's Product Data Management Division, from December 4, 1998 until its divestiture on January 5, 2000 (see Note 5).

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

  Subsequent to the Company's announcement on February 1, 1999 that it would restate its financial results (see Note 14), the Company began discussions with the warrant holders to reprice the Original Warrants or exchange them for cash, with the objective of meeting the intention under the original agreement. On June 22, 1999, the Company entered into an agreement with the holders of the Original Warrants that provided, among other things, a) for the cancellation of all of the outstanding Original Warrants, b) the issuance of new warrants, with a 36-month term and an exercise price of $10.00 per share, to purchase a proportionate share of 1,000,000 shares of the Company's Common stock, and c) the payment of a proportionate share of $3,000,000 in cash. The new warrants were valued at $2.01 per warrant. As a result of the agreement, the value of the consideration paid by the Company for the Sherpa acquisition was reduced by approximately $2,272,000, with an offsetting reduction to goodwill.

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

  The preliminary purchase accounting included capitalized software and other intangible assets totaling $30,385,000. After consideration of the above noted adjustments, and an increase of $400,000 related to certain pre-acquisition liabilities, intangible assets and capitalized software totaled $24,884,000, and were amortized on the straight-line basis over their estimated useful lives, ranging from two to five years.

 MediaBank

  On August 28, 1998, the Company acquired the intellectual property and certain other assets of Bitstream Inc.'s MediaBank media asset management system and related technologies for $11,900,000 using available cash. The transaction also included a license to Bitstream's Page Flex page composition technology for an additional $600,000. The acquisition was accounted for as a purchase and its results of operation were included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the
                            eBT INTERNATIONAL, INC.

estimated fair market value of the assets acquired and the liabilities assumed. The transaction included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated third quarter results of $7,500,000. Intangible assets totaling $4,460,000 were recorded at the time of the acquisition, and were being amortized on the straight-line basis over five years. MediaBank operated as part of the Company's eBusiness Technologies division until its divestiture in June 2000 (see Note 5).

 ViewPort Development AB

  On March 12, 1998, the Company acquired all of the outstanding capital stock of privately held ViewPort Development AB for $2,500,000 using available cash. ViewPort Development AB operated as part of the Company's Product Data Management Division until its sale to Enigma on October 29, 1999 (see Note 5). The acquisition was accounted for as a purchase and its results of operation were included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the estimated fair market value of the assets acquired and the liabilities assumed. The transaction included the purchase of certain technology under research and development, which resulted in a charge to the Company's fiscal 1998 consolidated results of $600,000. Intangible assets of $1,830,000 recorded in connection with the acquisition were being amortized over their estimated useful lives, ranging from one to five years.

Note 5. Divestitures

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

 Sale of DynaText

  On October 29, 1999, the Company sold its DynaText/DynaWeb stand-alone technical document-publishing component of its PDM Division, along with its ViewPort browser technology assets, for $14,750,000. The sale was in the form of a stock purchase by Enigma Information System Ltd. and its subsidiary, Enigma Information Retrieval Systems, Inc., (collectively "Enigma") of all of the outstanding stock of Inso Providence Corporation and ViewPort Development AB. In connection with the disposition, the Company retained the accounts receivable directly associated with the DynaText/DynaWeb and ViewPort browser technologies. The proceeds of the sale were $9,000,000 in cash and $5,750,000 in the form of a promissory note, due and payable by April 30, 2000. The promissory note was secured by a Stock Pledge Agreement of the stock of Inso Providence Corporation. In connection with this transaction, the Company recorded direct transaction costs and other accruals for costs directly associated with the sale. As a result, the Company reported a gain of $14,549,000. The transaction created a capital loss for federal tax purposes, which will be carried forward to future periods.

  On January 27, 2000 the Company and Enigma amended the terms of the agreement and related promissory note. Enigma paid $4,500,000 in cash and deposited $1,200,000 into an interest bearing escrow account. In
                            eBT INTERNATIONAL, INC.

return, we released the security for the promissory note. In July 2000, we received approximately $909,000 of the escrow, after certain adjustments, in final settlement of all purchase price amounts due from Enigma. In connection with this settlement we adjusted the carrying amounts of certain assets and liabilities resulting in a net gain of $465,000, which is included in the non-operating income section of the Company's Consolidated Statements of Operations.

 Sale of PDM Division

  On January 5, 2000, we sold the remaining interest in our PDM Division to Structural Dynamics Research Corporation ("SDRC") for $6,000,000 in cash plus assumption of liabilities. The transaction was in the form of a stock purchase of all of the outstanding stock of the Company's subsidiaries: Sherpa Systems Corporation and Inso France Development S.A. (formerly AIS Software, S.A.). The proceeds received from the sale totaled $5,000,000 in cash at the time of the closing, and $1,000,000 was placed in a supplemental closing fund to be paid no later than 90 days after the first anniversary of the closing date. The selling price was subject to adjustment based on the net worth of the business at closing. After direct transaction costs, the loss on the sale of PDM was $2,337,000 at January 31, 2000. The transaction created a capital loss for federal tax purposes, which will be carried forward to future periods. The net worth of the business on the closing balance sheet, as agreed to by SDRC and the Company in July 2000, net of certain other adjustments negotiated between the Company and SDRC, resulted in an additional receipt from SDRC of approximately $2,696,000, in final settlement of the net worth balances. This amount was received in July 2000. In connection with this settlement, during the second quarter of fiscal 2001, we adjusted the carrying amounts of certain assets and liabilities, and recorded an additional loss of approximately $637,000.

  During the fourth quarter of fiscal 2001, the Company and SDRC reached a settlement agreement under which SDRC remitted an additional net purchase price adjustment amount of $1,971,000, according to the terms of the original agreement, as modified in the final settlement agreement dated January 24, 2001. This additional net payment was comprised of additional proceeds based on Qualifying Maintenance and License Revenue, as defined in the original agreement, reduced by certain agreed upon amounts relative to remaining contingent liabilities. The Company has estimated and accrued the amounts it believes will become due. The net results of the monies received and adjustments recorded in connection with the settlement agreement was a $1,526,000 gain in fiscal 2001, which is included in the non-operating income section of the Company's Consolidated Statements of Operations.

 Investment in Information Please LLC

  In fiscal 2000, the Company determined that the value of its equity investment in Information Please LLC, an organization engaged in the development and marketing of the Information Please Almanac product line, was impaired. This assessment was based on the Company's review of Information Please LLC's operating results and business plan and the Company's anticipated future cash flows from its investment. Accordingly, the investment was written down to its net realizable value, resulting in a charge of $2,655,000 in fiscal 2000. In the third quarter of fiscal 2001, we received a $657,000 distribution due to the liquidation of our former investment in Information Please LLC.

 Sale of MediaBank

  In June 2000, we sold our MediaBank product line, which was formerly a component of the eBusiness Technologies ("eBT") division, for contingent future consideration of up to $2,000,000. As the consideration is contingent, no proceeds were recorded on the sale, and a loss on the disposition of the net assets of the
                            eBT INTERNATIONAL, INC.

MediaBank business in the amount of $3,735,000 was charged against income in connection with the transaction in fiscal year 2001. The majority of the charge, approximately $3,548,000, was a non-cash charge related to licensed technology that was sold, while approximately $386,000 related to severance and professional fees incurred as a result of the transaction. These amounts were partially offset by the liabilities assumed by the buyer. This loss is included in the non-operating income section of the Company's Consolidated Statements of Operations.

 Sale of Information Exchange Division

  On July 10, 2000, the Company sold its Information Exchange Division ("IED") to IntraNet Solutions, Inc. ("IS") for a stated sale price of $55,000,000, less amounts for retained rights under license and subject to adjustment based on the net working capital of the IED business on the closing date. The transaction was in the form of a merger of two wholly owned subsidiaries of IS with the Company's subsidiaries, Inso Chicago Corporation and Inso Kansas City Corporation, which generally comprised the IED business. We received $48,000,000 of the proceeds in cash at the time of the closing. An additional $5,500,000 has been placed in an escrow account, and subject to our indemnification obligations under the agreement, shall be released to us on the first anniversary of the closing date. The net gain initially recorded in the second fiscal quarter from the transaction was $39,312,000. Under terms of the agreement, the purchase price was to be adjusted for the net working capital delivered to IS, as agreed to by both parties. As a result of this adjustment and the resolution of certain obligations, the net gain recorded in fiscal 2001 was $39,914,000. The transaction created a capital gain for tax purposes, which will be offset by capital losses generated in prior periods, for federal tax reporting. We have provided for estimated state tax liabilities in connection with the transaction.

  We may incur additional liabilities to certain former employees of the IED division. Any amounts due to former employees are contingent upon future termination, and the amounts are dependent on the date of termination and on our stock price at a future date. As of January 31, 2001, the Company has accrued all amounts that would be due to the certain former employees had terminations occurred as of that date. Additional contingent amounts that may be due cannot be reasonably estimated at this time.

Note 6. Restructuring Expenses

  On January 31, 2001, the Company adopted a plan of restructuring aimed at reducing current operating cost. In connection with this plan, 19 non-management employees, primarily development and administrative positions, and one executive level employee were terminated. As a result of this plan, we recorded a charge of $539,000 for severance costs in the fourth quarter of fiscal 2001. No amounts have been paid under this plan as of January 31, 2001.

  On April 11, 2000, we adopted a restructuring plan under which we would focus our energies on our eBusiness Technologies' ("eBT") Web Content Management and Workflow product line, and pursue divestiture of certain assets, including the Information Exchange Division. The plan included the consolidation of our Boston, Massachusetts headquarters into the Providence, Rhode Island offices of our eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in April, May and June 2000. As a result of this plan, we recorded a charge of $1,930,000 for severance costs in the first quarter of fiscal 2001. The charge was reduced by net proceeds received on the disposal of certain fixed assets located at the Boston headquarters in connection with the move of $95,000, resulting in a net charge of $1,835,000 in the first quarter of fiscal 2001. Payments made for severance during the year totaled $1,021,000 resulting in a remaining accrued salary balance of $909,000 at January 31, 2001.

                            eBT INTERNATIONAL, INC.

  The Company incurred $480,000 in the first quarter of fiscal 2000 relating to the closure of the Company's Kansas City location, primarily for severance for 11 terminated employees. As of January 31, 2000, the entire balance had been paid in full.

  In July 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs, as well as supporting a new divisional structure. The Company's restructuring plan included a reduction of more than 20%, or 105 employees, including 10 executives or managers, from staff levels at the end of 1998. The plan also included the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. The plan also called for a change in focus away from certain products. As a result of the restructuring plan, the Company recorded an initial charge of $6,234,000 to the fiscal 2000 results. Subsequent to the initial recording, net adjustments totaling $156,000 were recorded during fiscal 2000, increasing the charge to $6,390,000. The capitalized product development costs and intangibles were written-down to fair values, determined based upon their estimated future cash flows. The components of the charge, as well as the Company's payments made against the accruals, is detailed as follows:

                                 Fiscal 2000                    Fiscal 2001
                            ---------------------- January 31, ------------- January 31,
                            Initial Adjust-  Pay-     2000     Adjust- Pay-     2001
                            Charges  ments  ments    Balance    ments  ments   Balance
                            ------- ------- ------ ----------- ------- ----- -----------
                                             (in thousands of dollars)
   Cash charges:
   Severance............... $2,184   $188   $2,158    $214      $(122) $ 92     $--
   Closure/combination of
    facilities.............    957    (32)     733     192        (59)  133      --
                            ------   ----   ------    ----      -----  ----     ----
   Subtotal................ $3,141   $156   $2,891    $406      $(181) $225     $--
                            ------   ----   ------    ----      -----  ----     ----
   Non-cash charges:
   Write-downs of
    capitalized product
    development costs and
    intangibles for certain
    discontinued products..  1,739    --       --      --         --    --       --
   Write-downs of assets
    associated with closed
    locations..............  1,354    --       --      --         --    --       --
                            ------   ----   ------    ----      -----  ----     ----
   Total................... $6,234   $156   $2,891    $406      $(181) $225     $--
                            ======   ====   ======    ====      =====  ====     ====

  In October 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs at the Company's Product Data Management ("PDM") division. The restructuring plan included a PDM workforce reduction of approximately 40%, or 51 employees, including 9 executives or managers. The plan also included the consolidation of the PDM division's sales, service and support organizations, the consolidation of PDM development facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also called for a change in focus away from certain development activities. Therefore, the charge included a write-down of licensed technology for discontinued development activities to their fair values, based upon their estimated future cash flows. As a result of the restructuring plan, the Company recorded an initial charge of $4,290,000 to the fiscal 2000 results. Subsequent to the initial recording, net adjustments totaling $92,000 were recorded during fiscal 2000, reducing the charge to $4,198,000. Additionally, in connection with evaluations made at the time of the restructuring, the Company recorded a $10,000,000 charge for the write-down of certain PDM intangible assets and capitalized software based on their estimated future discounted cash flows. This charge was included in the special charges line in the accompanying consolidated statements of operations (see Note 7). The components of the restructuring charge, as well as the Company's payments made against the accruals, is detailed as follows:

                            eBT INTERNATIONAL, INC.

                                 Fiscal 2000                    Fiscal 2001
                            ---------------------- January 31, ------------- January 31,
                            Initial Adjust-  Pay-     2000     Adjust- Pay-     2001
                            Charges  ments  ments    Balance    ments  ments   Balance
                            ------- ------- ------ ----------- ------- ----- -----------
                                             (in thousands of dollars)
   Cash charges:
   Severance............... $1,030   $366   $  766    $630      $(239) $380      $11
   Consolidation of
    facilities.............    690   (200)     490     --         --    --       --
                            ------   ----   ------    ----      -----  ----      ---
   Subtotal................ $1,720   $166   $1,256    $630      $(239) $380      $11
                            ------   ----   ------    ----      -----  ----      ---
   Non-cash charges:
   Write-downs of licensed
    technology.............  1,923    --       --      --         --    --       --
   Write-downs of support
    assets associated with
    closed locations.......    647   (258)     --      --         --    --       --
                            ------   ----   ------    ----      -----  ----      ---
   Total................... $4,290   $(92)  $1,256    $630      $(239) $380      $11
                            ======   ====   ======    ====      =====  ====      ===

Note 7. Special Charges

  For the year ended January 31, 2000, the Company incurred $28,103,000 of special charges. Included in the special charges were $1,527,000 in professional fees incurred in connection with the restatement of the Company's results for the first nine months of 1998. These professional fees were for the Company's investigation of the circumstances surrounding certain transactions leading to the restatement and for the formal investigation initiated by the Securities and Exchange Commission following the restatement. Also related to the restatement were special charges for net premium costs and related professional advisory fees for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999, as well as severance costs of certain employees who were terminated or resigned. Additionally, approximately $10,805,000 of the special charges related to the write-down of intangible assets and capitalized software costs, substantially all attributable to the Company's PDM division, to their estimated fair values, determined based upon estimated future cash flows. In connection with the Company's restructure and subsequent plan to divest the PDM division, the intangible assets recorded at the time of acquisition were reevaluated. In connection with the future plans and the anticipated future cash flows of the business, the intangible assets were written down to their estimated fair values, as determined from estimated proceeds to be received upon a sale of the business. The components of the special charges, as well as the Company's payments made against the accruals, is detailed as follows:

                            eBT INTERNATIONAL, INC.

                                       Fiscal 2000        Fiscal 2001
                                 ----------------------- --------------
                                                 January                January
                                                   31,                    31,
                                 Initial  Pay-    2000   Adjust-  Pay-   2001
                                 Charges  ments  Balance  ments  ments  Balance
                                 ------- ------- ------- ------- ------ -------
                                           (in thousands of dollars)
   Cash charges:
   Professional fees associated
    with restatement of 1998
    results, lawsuits and SEC
    investigation..............  $ 1,527 $ 1,027 $  500   $300   $  548 $  252
   Net insurance premiums and
    other costs related to
    class action litigation
    initiated against the
    Company in February 1999...   13,451  12,451  1,000    --       --   1,000
                                 ------- ------- ------   ----   ------ ------
   Severance...................    2,320   1,248  1,072   (100)     753    219
                                 ------- ------- ------   ----   ------ ------
   Subtotal....................  $17,298 $14,726 $2,572   $200   $1,301 $1,471
                                 ------- ------- ------   ----   ------ ------
   Non-cash charges:
   Write-downs of capitalized
    development costs and
    intangibles................   10,805     --     --     --       --     --
                                 ------- ------- ------   ----   ------ ------
   Total.......................  $28,103 $14,726 $2,572   $200   $1,301 $1,471
                                 ======= ======= ======   ====   ====== ======

Note 8. Accrued Liabilities

  Accrued liabilities are summarized as follows:

                                                         As of January 31,
                                                     --------------------------
                                                         2001         2000
                                                     ------------ -------------
                                                     (In thousands of dollars)
   Accrued expenses................................. $      2,333 $       4,482
   Accrued income taxes.............................        2,670         2,261
   Accruals for special charges.....................        1,471         2,572
   Accruals for restructuring charges...............        1,459         1,036
   Accrued expenses related to dispositions.........          699         1,568
   Accrued salary, commissions and bonuses..........          739         3,008
                                                     ------------ -------------
                                                     $      9,371 $      14,927
                                                     ============ =============

Note 9. Income Taxes

  Pre-tax income (loss) from continuing operations is taxed in the following jurisdictions:

                                                    Years Ended
                                                    January 31,      Year Ended
                                                  ----------------  December 31,
                                                   2001     2000        1998
                                                  ------- --------  ------------
   Domestic...................................... $16,747 $(56,192)   $(18,051)
   Foreign.......................................      68   (5,644)     (2,553)
                                                  ------- --------    --------
   Total......................................... $16,815 $(61,836)   $(20,604)
                                                  ======= ========    ========

                            eBT INTERNATIONAL, INC.

  The provision (benefit) for income taxes comprised the following:

                                                       Years Ended
                                                       January 31,   Year Ended
                                                      ------------- December 31,
                                                       2001   2000      1998
                                                      ------ ------ ------------
   Current:
     Federal......................................... $  --  $  --    $(1,203)
     Foreign.........................................    137    390        90
     State...........................................    163     84       148
                                                      ------ ------   -------
       Total current.................................    300    474      (965)
                                                      ------ ------   -------
   Deferred:
     Federal.........................................    --     --       (843)
     State...........................................    --     --        773
                                                      ------ ------   -------
       Total deferred................................    --     --        (70)
                                                      ------ ------   -------
   Total provision (benefit)......................... $  300 $  474   $(1,035)
                                                      ====== ======   =======

  A reconciliation of income tax (benefit) expense to the statutory federal income tax rate was as follows:

                                              Years Ended
                                              January 31,      Year Ended
                                            ----------------  December 31,
                                             2001     2000        1998
                                            ------  --------  ------------ ---
                                             (In thousands of dollars)
    Federal statutory rate................. $5,717  $(21,024)   $(7,005)
    State income taxes, net of federal
     effect................................    613      (589)       608
    Change in valuation allowance.......... (2,773)   32,938        493
    Purchased in-process research and
     development...........................    --        --       4,692
    Amortization of intangible assets
     acquired through stock purchase.......    --      2,077        712
    Tax basis in excess of book basis on
     the sales of the PDM division.........    --    (15,708)       --
    (Benefited)/Unbenefited losses......... (3,328)    2,273        --
    Foreign taxes..........................    134       390        --
    Other..................................    (63)      117       (535)
                                            ------  --------    -------
    Total.................................. $  300  $    474    $(1,035)
                                            ======  ========    =======

                            eBT INTERNATIONAL, INC.

  Significant components of the Company's net deferred income tax assets (liabilities) were as follows:

                                                       As of January 31,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
                                                   (In thousands of dollars)
   Deferred tax assets:
   Net operating loss carryforwards and tax
    credits....................................... $     39,219  $     22,116
   Capital loss carryforwards.....................        2,473        15,470
   Intangible assets..............................           85         4,680
   Accrued liabilities not currently deductible
    for tax.......................................          841         3,613
   Compensation expense...........................          176            97
   Depreciation expense...........................          203           452
   Bad debt reserve...............................          223         1,019
   Deferred state taxes...........................          228         1,068
   Deferred income................................          399           --
   Other..........................................          106           699
   Valuation allowance............................      (43,566)      (46,339)
                                                   ------------  ------------
                                                            387         2,875
                                                   ------------  ------------
   Deferred tax liabilities:
   Deferred income................................          --            444
   Capitalized development costs..................          387         2,431
                                                   ------------  ------------
   Deferred state taxes...........................          --            --
                                                   ------------  ------------
                                                            387         2,875
                                                   ------------  ------------
   Net deferred income taxes...................... $        --   $        --
                                                   ============  ============

  The valuation allowance of $43,566,000 (which includes net operating losses and other deductions subject to limitations in future years) and $46,339,000 at January 31, 2001 and 2000, respectively, was determined after evaluating the Company's historical operating results and anticipated performance over its normal planning horizon. The Company periodically evaluates the valuation allowance and makes adjustments to the extent that actual and anticipated operating results vary from those initially estimated at the time the valuation allowance was established. At January 31, 2001, a valuation allowance has been recorded due to the uncertainty associated with the recoverability of the Company's net deferred tax assets. The valuation allowance decreased by approximately $2,773,000 during fiscal year 2001, primarily due to utilization of capital loss carryforwards related to the IED transaction. During fiscal year 2000, the Company increased its valuation allowance by approximately $36,000,000, primarily due to net operating loss carryforwards and capital loss carryforwards generated by the two transactions that accounted for the divestiture of the PDM division.

  The Company has available net operating loss carryforwards and other tax credits totaling approximately $113,200,000, which expire in the fiscal years 2010 to 2021. Capital loss carryforwards of approximately $7,300,000 are also available to the Company, as a result of the two transactions which accounted for the divestiture of the PDM division. These loss carryforwards expire in fiscal 2005. Because of acquisitions the Company has consummated and due to certain provisions of the Internal Revenue Code concerning changes in ownership, the use of the Company's net operating loss carryforwards may be limited.

  As a result of the exercise of non-qualified options during the year, any future benefit recognized for the deduction will be charged directly to equity.

                            eBT INTERNATIONAL, INC.

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

Note 11. Earnings (Loss) Per Common Share

  Earnings (loss) per common share is calculated based on the weighted average number of common shares outstanding during the period. Earnings per common share, assuming dilution, is calculated using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares which consists of stock options, stock purchase warrants, unissued shares subscribed under the employee stock purchase plan and unvested shares of restricted stock.

                            eBT INTERNATIONAL, INC.

  The following table sets forth the computations of earnings (loss) per share.

                             Year Ended January 31,  One Month Ended  Year Ended
                             ----------------------    January 31,   December 31,
                                2001       2000           1999           1998
                             ----------------------  --------------- ------------
                                    (in thousands, except per share data)
   Earnings (loss) per
    common share:
     Net income (loss).....  $   16,515 $   (62,310)     $(8,691)      $(19,569)
     Weighted average
      shares outstanding...      16,447      15,668       15,506         15,062
     Income (loss) per
      common share.........  $     1.00 $     (3.98)     $ (0.56)      $  (1.30)
   Earnings (loss) per
    common share, assuming
    dilution:
     Net income (loss).....  $   16,515 $   (62,310)     $(8,691)      $(19,569)
     Weighted average
      shares outstanding...      16,447      15,668       15,506         15,062
     Dilutive effect of
      potential common
      shares...............         421         --           --             --
                             ---------- -----------      -------       --------
     Total diluted weighted
      average shares.......      16,868      15,668       15,506         15,062
     Income (loss) per
      common share.........  $     0.98 $     (3.98)     $ (0.56)      $  (1.30)

  Securities that have been excluded from earnings (loss) per share, assuming dilution, because they would have been anti-dilutive are listed below:

                             Year Ended January
                                     31,         One Month Ended  Year Ended
                             -------------------   January 31,   December 31,
                               2001      2000         1999           1998
                             --------- --------- --------------- ------------
   Stock options
    outstanding............. 2,716,836 4,831,581    4,361,031     4,471,023
   Warrants outstanding.....   926,682   965,356    1,456,458     1,456,458

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

  The Company's 1996 Non-employee Director Plan, as amended ("Director Plan") provides for the automatic grant of non-qualified stock options and unrestricted stock to members of the Board of Directors who are not employees of the Company. The Company has reserved 415,000 shares for issuance under the Director Plan. Effective February 1, 2000, the Director Plan currently provides for an initial grant of options to each Non-employee Director to purchase 7,500 shares of Common Stock at the fair market value on the date that such Non-employee Director first becomes a director of the Company and an annual grant of a non-qualified stock
                            eBT INTERNATIONAL, INC.

option to purchase 7,500 shares of Common Stock at the fair market value on the date of the Corporation's annual meeting. The term for the option grants may not exceed 10 years from the date of grant. Options granted to purchase common stock and restricted stock awarded under the Director Plan become fully vested immediately upon issuance.

 Notes Receivable from Stock Purchase Agreements

  As of January 31, 2001 and 2000, the Company holds a note receivable for a total of $200,000 from one of its former corporate officers, which the Company provided to effect the purchase of shares of the Company's common stock, pursuant to the 1996 Stock Incentive Plan. Interest on such loans accrues at 6.0% per annum until maturity. The principal and interest amounts of such loans were originally repayable in full upon the earlier of (i) the fifth anniversary of the loan, (ii) the date the officer leaves the Company, or
(iii) if and to the extent that the officer sells the stock. In connection with the officer's separation from the Company, the term of this note was extended through December 31, 2002, or 30 days from the date at which the Company's common stock averages $10.25 per share over a period of 30 consecutive days, whichever comes first. This loan, which is shown as a reduction to stockholders' equity on the balance sheet, is secured by the common stock purchased.

  The following table summarizes the stock option activity under the 1993 Plan, the 1996 Plan, and the Director Plan:

                                                                        Weighted
                                               Available     Options    Average
                                               for Grant   Outstanding   Price
                                               ----------  -----------  --------
   At December 31, 1997.......................    809,357   3,873,666    $15.20
   1998
   Additional authorized......................  3,165,000
   Granted.................................... (1,952,886)  1,952,886    $15.78
   Exercised..................................               (716,330)   $11.99
   Forfeited..................................    639,199    (639,199)   $17.42
   Restricted stock grant.....................     (7,500)               $17.95
   Unrestricted stock grant...................     (9,000)               $13.56
                                               ----------  ----------    ------
   At December 31, 1998.......................  2,644,170   4,471,023    $15.65
   1999 (one month)
   Exercised..................................                   (200)   $12.00
   Forfeited..................................    109,792    (109,792)   $20.21
   Unrestricted stock grant...................     (9,000)               $25.00
                                               ----------  ----------    ------
   At January 31, 1999........................  2,744,962   4,361,031    $15.54
   2000
   Granted.................................... (3,490,300)  3,490,300    $ 7.86
   Exercised..................................               (851,466)   $11.88
   Forfeited..................................  2,168,284  (2,168,284)   $13.73
   Unrestricted stock grant...................     (6,000)               $41.00
                                               ----------  ----------    ------
   At January 31, 2000........................  1,416,946   4,831,581    $11.04
   2001
   Granted....................................   (954,200)    954,200    $ 6.08
   Exercised..................................                (34,850)   $ 5.77
   Forfeited..................................  2,410,129  (2,410,129)   $10.93
   Restricted stock grant.....................   (177,300)               $ 4.32
   Restricted stock forfeited.................     51,100                $ 4.20
                                               ----------  ----------    ------
   At January 31, 2001........................  2,746,675   3,340,802    $ 9.70
                                               ==========  ==========    ======

                            eBT INTERNATIONAL, INC.

  Related information for options outstanding and exercisable as of January 31, 2001 under the Plans is as follows:

                                                                   Options
                                    Options Outstanding          Exercisable
                               ------------------------------ ------------------
                                          Weighted
                                           Average   Weighted           Weighted
                                          Remaining  Average            Average
                                         Contractual Exercise           Exercise
   Ranges of Exercise Prices    Shares      Life      Price    Shares    Price
   -------------------------   --------- ----------- -------- --------- --------
   $1.91-$5.50...............    890,501     8.3      $4.67     188,845  $ 5.12
   $5.51-$7.75...............  1,036,118     7.5       6.16     366,802    6.52
   $7.76-$12.00..............    594,997     5.9      10.78     313,663   11.12
   $12.01-$17.75.............    335,567     5.2      14.87     234,235   15.74
   $17.76-$54.25.............    483,619     4.8      21.63     404,287   21.73
                               ---------     ---      -----   ---------  ------
     Total...................  3,340,802     6.8      $9.70   1,507,832  $12.81
                               =========     ===      =====   =========  ======

  The market value of the restricted shares awarded has been recorded as unearned compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting periods that range from one to two years. Amortization totaled $172,000, $79,000 and $259,000, for the years ending January 31, 2001 and 2000 and December 31, 1998, respectively. At January 31, 2000 and December 31, 1998, options to purchase 892,772, and 915,306, shares, respectively were exercisable.

 Stock Purchase Plan

  Under the Company's 1993 Stock Purchase Plan, employees have the opportunity to purchase the Company's common stock. The price at which the employee may purchase the common stock is 85% of the last reported sale price of the Company's common stock on the Nasdaq National Market on the date the offering period commences or concludes, whichever is lower when rounded to the next highest sixteenth percentage. Offerings begin on June 1 and December 1 of each year and conclude on May 31 and November 30. A total of 700,000 shares of common stock have been reserved under this plan.

  Employees purchased 188,210, 184,323 and 128,199 shares under the plan, in fiscal 2001 and 2000 and calendar 1998, respectively, generating proceeds to the Company of $501,000, $1,078,000 and $1,355,000 in each of the three years, respectively. At January 31, 2001, 95,079 common shares remained available for issuance under the stock purchase plan.

 Fair Value

  Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock plans based on the fair value method provided under SFAS 123. The fair value for the options described below was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for awards granted in fiscal 2001 and 2000 and calendar 1998.

                                                     2001      2000      1998
                                                   --------- --------- ---------
   Risk-free interest rate........................     5.96%     5.37%     5.05%
   Expected life.................................. 3.0 years 3.0 years 3.7 years
   Expected volatility............................      116%       99%       66%
   Expected dividends.............................      0.0%      0.0%      0.0%

                            eBT INTERNATIONAL, INC.

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

  The total value of the awards granted during the years ended January 31, 2001 and 2000 and December 31, 1998, were computed as approximately $12,314,000, $13,856,000 and $16,005,000, respectively, which would be amortized over the vesting period of the options. The weighted average fair value of awards granted in fiscal 2001 and 2000 and calendar 1998 was estimated to be $5.76, $4.62 and $8.09, respectively. If the Company had accounted for these awards in accordance with fair value accounting proscribed under SFAS 123, the Company's pro forma net income (loss) and income (loss) per share would have been as follows:

                                         Years Ended January 31,   Year Ended
                                         -----------------------  December 31,
                                            2001        2000          1998
                                         -----------------------  ------------
                                              (In thousands of dollars,
                                               except per share amounts)
   Pro forma net income (loss).......... $    4,201 $    (76,166)   $(28,380)
   Pro forma earnings (loss) per share,
    assuming dilution................... $      .25 $      (4.86)   $  (1.88)

Note 13. Benefit Plan

  The Company has a 401(k)-retirement savings plan ("401(k) Plan"), covering substantially all of the Company's domestic employees. Eligible employees are permitted to make pre-tax contributions, up to 15% of their compensation subject to an annual limit. Under the 401(k) Plan, the Company may make contributions either in cash or common stock of the Company at the discretion of the Company's Board of Directors. The Company has authorized 100,000 shares for issuance under the Plan. The contribution may match in whole or in part the salary deferral contributions of the participants and/or represent additional profit-sharing contributions tied to the Company's net income performance. During the years ended January 31, 2001 and 2000 and December 31, 1998, the Company's total matching contribution amounted to approximately $556,000, $1,137,000 and $873,000, respectively. During the one month ended January 31, 1999, the Company's matching contribution amounted to $142,000. All of the Company matching contributions have been made in the form of cash, for all periods presented.

Note 14. Commitments and Contingencies

  The Company has various lease agreements for office space that expire between 2002 and 2007. The Company's office space leases include certain renewal and expansion options, escalation clauses for the Company's proportionate share of increases in building maintenance costs, and periods of free rent. During fiscal 2001, in connection with the April 2000 restructuring (see Note 6), the Company reduced the size and location of the Boston office space under lease, terminating the existing leases and providing for a new lease for a smaller space, effective May 1, 2000. This smaller space has been subleased for the entire lease term, at rates in excess of the minimum lease payments for which the Company is obligated. The Company received $203,000 in rental
                            eBT INTERNATIONAL, INC.

income during fiscal 2001 for the Boston sublease. The Company also expects to receive the following payments with respect to the sublease (in thousands of dollars):

   2002.................................................................... $348
   2003....................................................................  351
   2004....................................................................  353
   2005....................................................................  354
   2006....................................................................   59

  The Company remains the primary obligor under this lease, and the minimum lease commitments for this space are included in the schedule below. At January 31, 2001, future minimum lease commitments for non-cancelable leases are as follows (in thousands of dollars):

   2002.................................................................. $  636
   2003..................................................................    834
   2004..................................................................    912
   2005..................................................................    913
   2006..................................................................    705
   Thereafter............................................................  1,218

  Rent expense was approximately $1,086,000, $3,473,000 and $3,251,000, for the years ended January 31, 2001 and 2000 and December 31, 1998, respectively. Rent expense was approximately $404,000 for the one month ended January 31, 1999.

 Commitments under Distributor Agreement

  During 1998, the Company entered into a distribution agreement with an international distributor that provided the distributor with guaranteed levels of net receipts, as defined by the agreement, for specified geographic areas (primarily Australia, New Zealand, and certain countries in the Far East) of $2,000,000 for each calendar year ended December 31, 1999 and 2000. At December 31, 1998 the Company had outstanding irrevocable stand-by letters of credit with terms of one to two years totaling $4,004,000 supporting the guarantee. As of December 31, 1998, management believed that the distributor would not be able to achieve the defined level of net receipts from the agreement territory in either year, and therefore, the Company recorded a charge to sales and marketing expense of $4,000,000. On September 14, 1999, the Company negotiated a release of the outstanding commitments with the international distributor. Under this release, the Company paid the international distributor $606,000 from available cash and cancelled the distribution agreement. Additionally, the stand-by letters of credit were terminated. Furthermore, as a result of the release, the Company took a credit to sales and marketing expenses in the third quarter of fiscal 2000 of approximately $3,093,000 for the expenses recorded in 1998.

 Litigation

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

                            eBT INTERNATIONAL, INC.

  The plaintiffs alleged that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They sought unspecified damages. On September 29, 1999, we entered into an insurance agreement with a major AAA-rated insurance carrier pursuant to which the insurance carrier assumed complete financial responsibility for the defense and ultimate resolution of the lawsuit. A net charge to our fiscal year 2000 consolidated results of $13,451,000 was taken in connection with the insurance agreement. On May 26, 2000, we entered into an agreement to settle the consolidated securities class action. The settlement provided that all claims against the Company and the individual defendants would be dismissed. In agreeing to the proposed settlement, the Company and the individual defendants specifically continued to deny any wrongdoing. The settlement was approved by the Court on September 14, 2000.

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

  During February 2000, certain shareholders of the Company filed two substantially similar putative class action complaints against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts that were are captioned as follows:
Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. They assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act.

  On June 14, 2000, the District Court ordered that both actions be consolidated into one lawsuit entitled In re Inso Corporation Securities Litigation, Civil Action No. 00-103050-GAO. The plaintiffs filed a consolidated amended complaint on February 21, 2001. The plaintiffs alleged that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They sought unspecified damages. On April 9, 2001, the Company filed a motion to dismiss the lawsuit on the grounds that the plaintiffs failed to state a claim under the relevant securities laws. After receiving the Company's motion to dismiss, the plaintiffs themselves moved to dismiss the lawsuit with prejudice on April 23, 2001. The plaintiffs received no
                            eBT INTERNATIONAL, INC.

consideration for, and the Company assented to, the dismissal. We are awaiting Court approval of the plaintiffs' motion to dismiss (see Note 16 of "Notes to Consolidated Financial Statements").

  We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or our results of operations.

Note 15. Operations by Industry Segment and Geographic Area

  For the years ended January 31, 2001, 2000 and December 31, 1998, the Company managed two, three, and four operating segments respectively. The Company's Lexical and Linguistic operating segment was sold to Lernout & Hauspie Speech Products N.V. in April 1998 (see Note 5). The PDM segment information below for all periods presented includes the operations of the DynaText/DynaWeb and ViewPort browser technologies until their sale to Enigma on October 29, 1999 (see Note 5). The balance of the PDM division was sold effective January 5, 2000 (see Note 5). The IED segment was sold to IntraNet Solutions, Inc. on July 10, 2000 (see Note 5). The operating results of the MediaBank product line, which was sold in June 2000 (see Note 5), are included in the eBT segment results through the date of sale.

  As a result of the dispositions, the Company has only one operating segment at January 31, 2001. We have not restated the historical segment information to conform to presentation of the eBT results as a single line of business, which now includes all corporate operating expenses, but rather have disclosed the corporate office expenses as a reconciling item to the consolidated financial statement amounts.

  Each segment's profit and loss for the years ended January 31, 2001, 2000 and December 31, 1998, reflects all income and losses, except for the items shown in the reconciliation information below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

 Segment Disclosure

                                                   Year Ended January 31,
                                                            2001
                                                  -------------------------
                                                    eBT      IED      Totals
                                                  --------  ------ -------------
                                                      (In thousands of
                                                          dollars)
   Revenues from external customers.............. $ 13,311  $8,385 $ 21,696
   Depreciation and amortization expense.........    3,192   1,846    5,038
   Segment profit (loss).........................  (20,217)     27  (20,190)
   Segment assets................................   80,002     --    80,002

                                            Year Ended January 31, 2000
                                         ------------------------------------
                                           eBT       IED     PDM      Totals
                                         --------  ------- --------  --------
                                             (In thousands of dollars)
   Revenues from external customers..... $ 12,329  $26,255 $ 26,096  $ 64,680
   Depreciation and amortization
    expense.............................    4,245    3,760    6,589    14,594
   Segment profit (loss)................  (16,679)   6,263  (12,997)  (23,413)
   Segment assets.......................   15,038   17,631      --     32,669

                            eBT INTERNATIONAL, INC.

                                         Year Ended December 31, 1998
                                  --------------------------------------------
                                                             Lexical
                                                               and
                                    eBT      IED     PDM    Linguistic Totals
                                  -------  ------- -------  ---------- -------
                                          (In thousands of dollars)
   Revenues from external
    customers.................... $ 9,935  $28,633 $14,551    $6,975   $60,094
   Depreciation and amortization
    expense......................   1,477    3,154   4,580       494     9,705
   Segment profit (loss).........  (2,111)   7,922  (7,499)    3,608     1,920
   Segment assets................  15,019   26,272  51,291       --     92,582

 Enterprise-Wide Disclosures

  Geographic Information

                                                          2001    2000    1998
                                                         ------- ------- -------
                                                            (In thousands of
                                                                dollars)
   Revenues:
   United States........................................ $15,569 $43,482 $45,696
   Foreign countries....................................   6,127  21,198  14,398
                                                         ------- ------- -------
   Consolidated Total................................... $21,696 $64,680 $60,094
                                                         ======= ======= =======

  Revenues are attributed to countries based on the location of the customer.

  As of January 31, 2001 and 2000, the Company's long-lived assets were primarily located in the Company's United States operations. The long-lived assets located in foreign countries were less than 5% of consolidated assets.

 Reconciliation Information

  Profit or loss

                                                   2001      2000      1998
                                                 --------  --------  --------
                                                 (In thousands of dollars)
   Total external profit or loss for reportable
    segments.................................... $(20,190) $(23,413) $  1,920
   Purchased in-process research and
    development.................................      --        --    (21,900)
   Restructuring expenses.......................   (1,954)  (11,068)      --
   Special charges..............................     (200)  (28,103)      --
   Net investment and other income..............    3,861     1,721     4,682
   Recovery (write-down) of Information Please
    LLC.........................................      657    (2,655)      --
   Gain on sale of assets, net..................   38,170    12,212    13,289
   Unallocated corporate and other expenses.....   (3,529)  (10,530)  (18,595)
                                                 --------  --------  --------
   Consolidated income (loss) before provision
    for income taxes............................ $ 16,815  $(61,836) $(20,604)
                                                 ========  ========  ========

 Reconciliation Information

  Assets

                                                                2001    2000
                                                               ------- -------
                                                                (In thousands
                                                                 of dollars)
   Total assets for reportable segments....................... $80,002 $32,669
   Cash and equivalents and marketable securities.............     --   36,010
   Total assets for unallocated corporate and other
    functions.................................................     --   11,910
                                                               ------- -------
   Consolidated total assets.................................. $80,002 $80,589
                                                               ======= =======

                            eBT INTERNATIONAL, INC.

Note 16. Subsequent Events

  On April 9, 2001, the Company filed a motion to dismiss the lawsuit entitled In Re Inso Corporation Securities Litigation, Civil Action No. 00-103050-GAO on the grounds that the plaintiffs failed to state a claim under the relevant securities laws. After receiving the Company's motion to dismiss, the plaintiffs themselves moved to dismiss the lawsuit with prejudice on April 23, 2001. The plaintiffs received no consideration for, and the Company assented to, the dismissal. We are awaiting Court approval of the plaintiffs' motion to dismiss.

Unaudited Quarterly Financial Data

                                                  Quarter Ended
                                     -----------------------------------------
                                      April    July
                                       30,      31,    October 31, January 31,
                                     -------  -------  ----------- -----------
Fiscal 2001
Revenues............................  10,290    5,655      2,532       3,219
Gross profit........................   7,379    2,882        575       1,224
Restructuring and special charges...   1,835      --         --          319
Gain on sale of assets, net
 (1,2,3)............................     --    35,296        490       2,384
Recovery on IPLLC...................     --       --         657         --
Net income (loss)...................  (6,772)  28,171     (3,100)     (1,784)
Earnings (loss) per share...........   (0.41)    1.69      (0.19)      (0.11)
Earnings (loss) per share, assuming
 dilution...........................   (0.41)    1.68      (0.19)      (0.11)
Fiscal 2000
Revenues............................  11,494   19,367     19,421      14,398
Gross profit........................   5,187   13,292     14,271       9,720
Restructuring and special charges...   3,454    6,698     28,609         410
Gain on sale of assets, net (2,3)...     --       --      14,549      (2,337)
Write down of IPLLC.................     --    (2,655)       --          --
Net loss............................ (21,985) (15,863)   (13,966)    (10,496)
Loss per share......................   (1.42)   (1.02)     (0.89)      (0.65)
Loss per share, assuming dilution...   (1.42)   (1.02)     (0.89)      (0.65)

  The above table presents our unaudited results of operations for each of our last eight quarters up to and including the quarter ended January 31, 2001. The unaudited results of operations have been prepared on substantially the same basis as the audited statements of operations contained in this Form 10-K and include all adjustments, consisting of normal recurring accruals, that we consider necessary to present this information fairly when read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. As a result we believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of our future performance.

(1) eBT's second quarter results for fiscal year 2001 include a gain of $39,312,000 on the sale of its Information Exchange Division, a loss of $3,749,000 for the disposition of its Mediabank product line, a gain of $370,000 for the sale of its Dynatext product line, and a loss of $637,000 for the sale of its PDM division. (See Note 5 of "Notes to Consolidated Financial Statements").
(2) eBT's third quarter results for fiscal year 2001 include a gain of $435,000 on the sale of its Information Exchange Division, a loss of $40,000 for the disposition of its Mediabank product line, and a gain of $95,000 for the sale of its Dynatext product line. eBT's third quarter results for fiscal year 2000 include a gain of $14,549,000 for the sale of its Dynatext product line. (See Note 5 of "Notes to Consolidated Financial Statements").

                            eBT INTERNATIONAL, INC.

(3) eBT's fourth quarter results for fiscal year 2001 include a gain of $167,000 on the sale of its Information Exchange Division, a gain of $54,000 for the disposition of its Mediabank product line, and a gain of $2,163,000 for the sale of its PDM division. eBT's fourth quarter results for fiscal year 2000 include a loss of $2,337,000 for the sale of its PDM division. (See Note 5 of "Notes to Consolidated Financial Statements").

                            eBT INTERNATIONAL, INC.

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

  Years ended January 31, 2001, 2000, and December 31, 1998 and the one month ended January 31, 1999

                                                 Additions
                         Balance at  Additions   charged to              Reductions   Balance at
                         beginning     due to    costs and    Amounts      due to       end of
                          of year   acquisitions  expenses  written off     sales        year
                         ---------- ------------ ---------- -----------  -----------  ----------
2001
Allowance for doubtful
 accounts............... $1,460,000   $    --    $1,435,000 $(1,416,000) $(1,094,000) $  385,000
Allowance for returns
 and refunds............  1,679,000        --       190,000    (466,000)  (1,101,000)    302,000
                         ----------   --------   ---------- -----------  -----------  ----------
    Total............... $3,139,000   $    --    $1,625,000 $(1,882,000) $(2,195,000) $  687,000
2000
Allowance for doubtful
 accounts............... $1,938,000   $    --    $1,217,000 $  (751,000) $  (944,000) $1,460,000
Allowance for returns
 and refunds............  2,041,000        --       791,000  (1,153,000)         --    1,679,000
                         ----------   --------   ---------- -----------  -----------  ----------
    Total............... $3,979,000   $    --    $2,008,000 $(1,904,000) $  (944,000) $3,139,000
1999 (one month)
Allowance for doubtful
 accounts............... $2,043,000   $ 25,000   $      --  $  (130,000) $       --   $1,938,000
Allowance for returns
 and refunds............  2,063,000        --           --      (22,000)         --    2,041,000
                         ----------   --------   ---------- -----------  -----------  ----------
    Total............... $4,106,000   $ 25,000   $      --  $  (152,000) $       --   $3,979,000
1998
Allowance for doubtful
 accounts............... $1,662,000   $438,000   $  506,000 $  (563,000) $       --   $2,043,000
Allowance for returns
 and refunds............    748,000        --     2,538,000  (1,223,000)         --    2,063,000
                         ----------   --------   ---------- -----------  -----------  ----------
    Total............... $2,410,000   $438,000   $3,044,000 $(1,786,000) $       --   $4,106,000
                         ==========   ========   ========== ===========  ===========  ==========

Item 14(a)

3. Exhibit Index

 Exhibit                           Description                            Page
 -------                           -----------                            ----
   2.1   Purchase and Sale Agreement dated October 18, 1999, by and         *
         among the Company, Inso Providence Corporation and ViewPort
         Development AB and Enigma Information Systems Ltd. and Enigma,
         Inc. and the First Amendment of the Purchase and Sale
         Agreement dated as of October 28, 1999 by and among Enigma
         Information Systems Ltd. and Enigma Information Retrieval
         Systems, Inc. and the Company, Inso Providence Corporation and
         ViewPort Development AB, incorporated by reference to Exhibit
         2.1 to the Company's Current Report on Form 8-K dated October
         29, 1999, filed with the Commission on November 15, 1999.

   2.2   Stock Purchase Agreement dated January 5, 2000, between the        *
         Company and Structural Dynamics Research Corporation,
         incorporated by reference to Exhibit 2.1 to the Company's
         Current Report on Form 8-K dated January 5, 2000, filed with the Commission on January 20, 2000.

   2.3   Agreement and Plan of Merger, dated July 10, 2000, by and        *
         among IntraNet Solutions, Inc., IntraNet Chicago Acquisition
         Corporation, IntraNet Kansas City Acquisition Corporation,
         Inso Chicago Corporation, Inso Kansas City Corporation and
         Inso Corporation (incorporated by reference to the Company's
         Current Report on Form 8-K filed on July 25, 2000).

   3.1   Restated Certificate of Incorporation of the Company dated         *
         June 21, 1996, incorporated by reference to Exhibit 4.1 to
         Registration Statement Number 333-06845 on Form S-8 filed with the Commission on June 26, 1996.

   3.2   Restated By-laws of the Company, incorporated by reference to      *
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for
         the fiscal year ended December 31, 1998, filed with the
         Commission on March 31, 1999.

   3.3 Certificate of Ownership and Merger effecting the Company's name change from Inso Corporation to eBT International, Inc.

   4.1   Proof of Common Stock Certificate of the Company, incorporated     *
         by reference to Exhibit 4 to the Registration Statement No.
         33-73996 on Form S-1 filed with the Commission on January 12,
         1994 (the "Form S-1").

   4.2   Rights Agreement, dated July 11, 1997, by and between the          *
         Company and State Street Bank & Trust Company, as Rights
         Agent, incorporated by reference to Exhibit 4.1 to the
         Company's Current Report on Form 8-K dated July 11, 1997,
         filed with the Commission on July 16, 1997.

   4.3   Amendment No. 1 to Rights Agreement, dated as of October 27,       *
         1999, by and between the Company and State Street Bank & Trust
         Company, as Rights Agent, incorporated by reference to Exhibit
         2 to the Company's Registration Statement of Form 8A/A, filed with the Securities and Exchange Commission on October 28,
         1999.

 +10.1   1993 Stock Incentive Plan, as amended.

 +10.2   1996 Stock Incentive Plan, as amended

 +10.3   Restated 401(k) Plan dated October 1, 1997, incorporated by        *
         reference to Exhibit 10.5 to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999.

  10.4   Office Lease, dated November 30, 1994, by and between the          *
         Company and MBL Life Assurance Corporation, incorporated by reference to Exhibit 10.6 to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1995.

  10.5   Lease to Premises, dated December 27, 1995, by and between         *
         Inso Chicago Corporation and International Business Machines
         Corporation, incorporated by reference to Exhibit 10.7 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995.


 Exhibit                           Description                            Page
 -------                           -----------                            ----
  10.6   Lease to Premises, dated March 6, 1997, by and between the         *
         Company and The Foundry Associates, L.P., incorporated by
         reference to Exhibit 10.8 to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999.

 +10.7   Form of Management Retention Agreement by and between the          *
         Company and certain of its corporate officers, incorporated by reference to the Exhibit 10.11 to the Company's Annual Report
         on Form 10-K for the fiscal year ended December 31, 1998,
         filed with the Commission on March 31, 1999.

 +10.8   Amended and Restated Separation Agreement and Release between    *
         Paul A. Savage and the Company dated June 10, 1999,
         incorporated by reference to Exhibit 10.2 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended July 31,
         1999, filed with the Commission on September 14, 1999.

 +10.9   Amended and Restated Separation Agreement and Release between    *
         Betty J. Savage and the Company dated June 11, 1999,
         incorporated by reference to Exhibit 10.3 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended July 31,
         1999, filed with the Commission on September 14, 1999.

 +10.10  Agreement Relating to Warrants dated June 22, 1999,              *
         incorporated by reference to Exhibit 10.4 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended July 31,
         1999, filed with the Commission on September 14, 1999.

 +10.11  Separation Agreement and Release by and between Steven R.        *
         Vana-Paxhia and the Company dated September 28, 1999,
         incorporated by reference to Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended October
         31, 1999, filed with the Commission on December 15, 1999.

 +10.12  Employment Agreement by and between Stephen O. Jaeger and the    *
         Company dated as of April 1, 1999, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended October 31, 1999, filed with the
         Commission on December 15, 1999.

 +10.13  Letter Agreement by and between Paul R. Anderson and the         *
         Company dated as of October 6, 1999, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-
         Q for the quarter ended October 31, 1999, filed with the
         Commission on December 15, 1999.

 +10.14  Catastrophic Equity Protection Insurance Policy Number 859-62-   *
         16 by and between Illinois National Insurance Company and the
         Company, incorporated by reference to Exhibit 10.4 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         October 31, 1999, filed with the Commission on December 15,
         1999.

 +10.15  Agreement and Release between Kirby Mansfield and the Company    *
         dated April 11, 2000, incorporated by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended April 30, 2000, filed with the Commission on
         June 14, 2000.

 +10.16  Letter Agreement between Stephen O. Jaeger and the Company       *
         dated February 15, 2000, incorporated by reference to Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended April 30, 2000, filed with the Commission on
         June 14, 2000.

 +10.17  Amendment to Employment Agreement between Stephen O. Jaeger      *
         and the Company, dated April 13, 2000, incorporated by
         reference to Exhibit 10.3 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended April 30, 2000, filed with the
         Commission on June 14, 2000.

 Exhibit                           Description                            Page
 -------                           -----------                            ----
 +10.18  Amendment to Letter Agreement between Stephen O. Jaeger and      *
         the Company, dated April 13, 2000, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended April 30, 2000, filed with the
         Commission on June 14, 2000.

 +10.19  Lease Agreement between OMV Associates Limited Partnership and   *
         the Company, dated March 3, 2000, incorporated by reference to
         Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended April 30, 2000, filed with the
         Commission on June 14, 2000.

 +10.20  Lease Termination Agreement between OMV Associates Limited       *
         Partnership and the Company, dated March 3, 2000, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2000, filed with the Commission on June 14, 2000.

 +10.21  1993 Stock Purchase Plan, as amended through June 1, 2000,       *
         incorporated by reference to Exhibit 10.7 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended April 30,
         2000, filed with the Commission on June 14, 2000.

 +10.22  Amended and Restated 1996 Non-Employee Director Plan,            *
         incorporated by reference to Exhibit 10.8 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended April 30,
         2000, filed with the Commission on June 14, 2000.

 +10.23  Agreement and Release between Robert F. Dudley and the Company   *
         dated May 26, 2000, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Commission on September
         14, 2000.

 +10.24  Agreement and Release between Bruce G. Hill and the Company      *
         dated May 12, 2000, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Commission on September
         14, 2000.

 +10.25  Agreement and Release between Elaine S. Ouellette and the        *
         Company dated May 26, 2000, incorporated by reference to
         Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended July 31, 2000, filed with the Commission on September 14, 2000.

 +10.26  Sublease Agreement between Houghton Mifflin and the Company,     *
         dated July 1, 2000, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Commission on September
         14, 2000.

 +10.27 Agreement and Release between Jonathan Levitt and the Company, dated February 1, 2001.

 +10.28 Form of Indemnity Agreement by and between the Company and certain of its executive officers and directors.

  21     List of Subsidiaries.

  23.1   Consent of Ernst & Young LLP.

--------
*  Incorporated herein by reference.
+ Management contract or compensatory plan or arrangement filed herewith, or incorporated by reference, in response to Item 14(a)3 of the instructions to Form 10-K.