Form 10-Q
period 2001-04-30
EBT INTERNATIONAL INC
filed 2001-06-14
CIK 917471

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001
                               -------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  -----------------------------

Commission File Number:                       000-23384
                       ---------------------------------------------------------

                            eBT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                                                                  04-3216243
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

    299 Promenade Street, Providence, RI                                       02908
----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                     (Zip Code)

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

                              Yes  X       No
                                 -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at June 13, 2001
--------------------------------------         ----------------------------
Common Stock (par value $.01 per share)                  14,856,863
                            eBT INTERNATIONAL, INC.
                                FORM 10-Q INDEX

                                                                        Page No.
                                                                        --------
Part I.     Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            April 30, 2001 and January 31, 2001                             3

            Condensed Consolidated Statements of Operations
            Three Months Ended April 30, 2001 and 2000                      4

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended April 30, 2001 and 2000                      5

            Notes to Condensed Consolidated Financial Statements         6-12

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         13-17

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     17


Part II.    Other Information

Item 1.     Legal Proceedings                                              18

Item 4.     Submission of Matters to a Vote of Security Holders            18

Item 6.     Exhibits and Reports on Form 8-K                               18

            Signatures                                                     19

                            eBT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      APRIL 30, 2001 AND JANUARY 31, 2001
                                   Unaudited
                   (In thousands, except per share amounts)

                                                                                              April 30,       January 31,
                                                                                                2001             2001
                                                                                                ----             ----
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents                                                                   $ 50,022          $ 56,709
   Marketable securities                                                                         10,578             8,961
   Accounts receivable, net of allowances of $210 and $687, respectively                            995             3,195
   Receivables from asset sales                                                                   5,775             5,973
   Prepaid expenses and other current assets                                                      1,006               537
                                                                                              ---------       -----------
        Total current assets                                                                     68,376            75,375

Property and equipment, net                                                                       1,189             2,402
Product development costs, net of accumulated amortization of $7,810
       and $7,519, respectively                                                                     896             1,187
Long-term accounts receivable                                                                         -                90
Licensed technology and advances, net                                                               799               948
                                                                                              ---------       -----------
TOTAL ASSETS                                                                                   $ 71,260          $ 80,002
                                                                                              =========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable                                                                            $    901          $    836
   Accrued liabilities                                                                            7,792             9,371
   Unearned revenue                                                                               1,083             1,508
                                                                                              ---------       -----------
      Total current liabilities                                                                   9,776            11,715

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
   Common stock, $.01 par value; 50,000,000 shares authorized; 16,938,033
      shares issued at April 30, 2001 and January 31, 2001.                                         169               169
   Capital in excess of par value                                                               157,697           157,712
   Accumulated deficit                                                                          (89,691)          (84,118)
                                                                                              ---------       -----------
                                                                                                 68,175            73,763
   Unamortized value of restricted shares                                                          (365)             (433)
   Notes receivable from stock purchase agreements                                                 (200)             (200)
   Treasury stock, at cost, 2,211,275 and 1,705,075 shares at April 30, 2001 and
    January 31, 2001, respectively                                                               (6,126)           (4,843)
                                                                                              ---------       -----------
        Total stockholders' equity                                                               61,484            68,287
                                                                                              ---------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 71,260          $ 80,002
                                                                                              =========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                            eBT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED APRIL 30, 2001 and 2000
                                   Unaudited
              (In thousands, except share and per share amounts)


                                               April 30,            April 30,
                                                  2001                2000
                                                  ----                ----
Revenues:
   Product licenses                                $   219              $ 7,825
   Services                                            878                2,465
                                                   -------              -------
   Total revenues                                    1,097               10,290

Cost of revenues:
   Product licenses                                    467                1,378
   Services                                            903                1,533
                                                   -------              -------
   Total cost of revenues                            1,370                2,911
                                                   -------              -------
Gross profit (loss)                                   (273)               7,379
Operating expenses:
   Sales and marketing                               2,643                5,168
   Product development                               1,214                3,809
   General and administrative                        1,483                3,683
   Amortization of intangible assets                     -                  321
   Restructuring expenses                             (101)               1,835
   Special charge                                      918                    -
                                                   -------              -------
       Total operating expenses                      6,157               14,816
                                                   -------              -------
Operating loss                                      (6,430)              (7,437)
Non-operating income (expense):
  Net investment and other income                      857                  665
                                                   -------              -------

Loss before provision for income taxes              (5,573)              (6,772)

Provision (benefit) for income taxes                     -                    -
                                                   -------              -------

Net loss *                                         $(5,573)             $(6,772)
                                                   =======              =======

Loss per share                                     $ (0.37)             $ (0.41)
                                                   =======              =======

Weighted average shares outstanding                 15,029               16,596


 * Net loss equals comprehensive loss for both periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

                            eBT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                   Unaudited
                           (In thousands of dollars)

                                                                                               April 30,              April 30,
                                                                                                  2001                  2000
                                                                                                -------               -------
Cash flows provided by (used in) operating activities:
  Net loss                                                                                      $(5,573)              $(6,772)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                                                   326                   517
     Amortization                                                                                   440                 1,683
     Non-cash stock compensation expense                                                             68                    10
     Impairment charge                                                                              918                     -
     Other non-cash expenses, net                                                                     -                   (75)
                                                                                                -------               -------
                                                                                                 (3,821)               (4,637)
  Changes in operating assets and liabilities:
     Accounts receivable                                                                          2,290                   982
     Prepaid expenses and other current assets                                                     (469)                1,553
     Accounts payable and accrued liabilities                                                    (1,514)                  341
     Other assets and liabilities                                                                  (425)                 (959)
                                                                                                -------               -------
         Net cash used in operating activities                                                   (3,939)               (2,720)

Cash flows provided by (used in) investing activities:
    Property and equipment expenditures                                                             (45)                 (299)
    Capitalized product development costs                                                             -                  (683)
    Proceeds from the sale of assets in fiscal year 2000                                            197                     -
    Net (purchases) proceeds from sales of marketable securities                                 (1,617)                  744
                                                                                                -------               -------
          Net cash used in investing activities                                                  (1,465)                 (238)

Cash flows provided by (used in) financing activities:
   Net proceeds from exercise of stock options                                                        -                   106
   Purchases of treasury stock                                                                   (1,283)                    -
   Payments under capital lease obligations                                                           _                   (15)
                                                                                                -------               -------
           Net cash provided by (used in) financing activities                                   (1,283)                   91

Net decrease in cash and cash equivalents                                                        (6,687)               (2,867)
Cash and cash equivalents at beginning of period                                                 56,709                31,408
                                                                                                -------               -------
Cash and cash equivalents at end of period                                                      $50,022               $28,541
                                                                                                =======               =======
Supplemental disclosure of non-cash financing activities:
  Issuance of restricted stock as employee compensation                                               -               $  (600)

See accompanying notes to unaudited condensed consolidated financial statements.

                            eBT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                April 30, 2001

Note 1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period, or for the fiscal year ending January 31, 2002. The balance sheet at January 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2001.

          On May 22, 2001, the Board of Directors approved a plan to liquidate and dissolve the Company subject to the approval of the holders of a majority of its shares (see Note 10). The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments as a result of the planned liquidation and have been prepared on a going concern basis.

Note 2.   Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment to FASB Statement No 133" (collectively FAS
133). FAS 133, which was effective for the Company's fiscal year beginning February 1, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Such adoption did not have a material impact on our financial position or results of operations.

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

          During February 2000, certain shareholders of the Company filed two substantially similar putative class action complaints against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts that are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. They assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of
Section 20(a) of the Exchange Act. On June 14, 2000, the District Court ordered that both actions be consolidated into one lawsuit entitled In Re Inso Corporation Securities Litigation, Civil Action No. 00-103050-GAO. The plaintiffs filed a consolidated amended complaint on February 21, 2001. The plaintiffs alleged that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They sought unspecified damages. On April 9, 2001, the Company filed a motion to dismiss the lawsuit on the grounds that the plaintiffs failed to state a claim under the relevant securities laws. After receiving the Company's motion to dismiss, the plaintiffs themselves moved to dismiss the lawsuit with prejudice on April 23, 2001. The plaintiffs received no consideration for, and the Company assented to, the dismissal. We are awaiting Court approval of the plaintiffs' motion to dismiss.

          We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or our results of operations.

Note 5.   Divestitures

     Sale of DynaText

          On October 29, 1999, the Company sold its DynaText/DynaWeb stand-alone technical document-publishing component of its PDM Division, along with its ViewPort browser technology assets, for $14,750,000. The sale was in the form of a stock purchase by Enigma Information System Ltd. and its subsidiary, Enigma Information Retrieval Systems, Inc., (collectively "Enigma") of all of the outstanding stock of Inso Providence Corporation and ViewPort Development AB. In connection with the disposition, the Company retained the accounts receivable directly associated with the DynaText/DynaWeb and ViewPort browser technologies. The proceeds of the sale were $9,000,000 in cash and $5,750,000 in the form of a promissory note, due and payable by April 30, 2000. The promissory note was secured by a Stock Pledge Agreement of the stock of Inso Providence Corporation. In connection with this transaction, the Company recorded direct transaction costs and other accruals for costs directly associated with the sale. As a result, the Company reported a gain of $14,549,000 in fiscal 2000. The transaction created a capital loss for federal tax purposes, which will be carried forward to future periods.

          On January 27, 2000 the Company and Enigma amended the terms of the agreement and related promissory note. Enigma paid $4,500,000 in cash and deposited $1,200,000 into an interest bearing escrow account. In return, we released the security for the promissory note. In July 2000, we received approximately $909,000 of the escrow, after certain adjustments, in final settlement of all purchase price amounts due from Enigma. In connection with this settlement we adjusted the carrying amounts of certain assets and liabilities resulting in a net gain of $465,000 recorded in the quarter ending July 31, 2000.

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

          During the fourth quarter of fiscal 2001, the Company and SDRC reached a settlement agreement under which SDRC remitted an additional net purchase price adjustment amount of $1,971,000, according to the terms of the original agreement, as modified in the final settlement agreement dated January 24, 2001. This additional net payment was comprised of additional proceeds based on Qualifying Maintenance and License Revenue, as defined in the original agreement, reduced by certain agreed upon amounts relative to remaining contingent liabilities. The Company has estimated and accrued the amounts it believes will become due. The net results of the monies received and adjustments recorded in connection with the settlement agreement was a $1,526,000 gain in the fourth quarter of fiscal 2001.

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

     Sale of MediaBank

          In June 2000, we sold our MediaBank product line, which was formerly a component of the eBusiness Technologies ("eBT") division, for contingent future consideration of up to $2,000,000. As the consideration is contingent, no proceeds were recorded on the sale, and a loss on the disposition of the net assets of the MediaBank business in the amount of $3,735,000 was charged against income in connection with the transaction in fiscal year 2001. The majority of the charge, approximately $3,548,000, was a non-cash charge related to licensed technology that was sold, while approximately $386,000 related to severance and professional fees incurred as a result of the transaction. These amounts were partially offset by the liabilities assumed by the buyer.


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

          We may incur additional liabilities to certain former employees of IED. Any amounts due to former employees are contingent upon future termination, and the amounts are dependent on the date of termination and on our stock price at a future date. As of April 30, 2001, the Company has accrued all amounts that would be due to the certain former employees had terminations occurred as of that date. Additional contingent amounts that may be due cannot be reasonably estimated at this time.

Note 6.   Restructuring Expenses

          On January 31, 2001, the Company adopted a plan of restructuring aimed at reducing current operating cost. In connection with this plan, 19 non-management employees, primarily development and administrative positions, and one executive level employee were terminated. As a result of this plan, we recorded a charge of $539,000 for severance costs in the fourth quarter of fiscal 2001. Payments made for severance during the first quarter of fiscal 2002 totaled $490,000 resulting in a remaining accrued salary balance of $49,000 at April 30, 2001.

          On April 11, 2000, we adopted a restructuring plan under which we would focus our energies on our eBusiness Technologies' ("eBT") Web Content Management and Workflow product line, and pursue divestiture of certain assets, including the Information Exchange Division. The plan included the consolidation of our Boston, Massachusetts headquarters into the Providence, Rhode Island offices of our eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in April, May and June 2000. As a result of this plan, we recorded a charge of $1,930,000 for severance costs in the first quarter of fiscal 2001. The charge was reduced by net proceeds received on the disposal of certain fixed assets located at the Boston headquarters in connection with the move of $95,000, resulting in a net charge of $1,835,000 in the first quarter of fiscal 2001. As of January 31, 2001, there was a remaining accrued salary balance of $909,000 for this plan. During the first quarter of fiscal 2002, there were payments made totaling $199,000 under this plan, and there was also an adjustment of $101,000. As of April 30, 2001, the remaining accrued salary balance for this plan was $609,000.

Note 7.   Special Charges

          As a result of the Company's first quarter operating results and revised forecasted operating performance, management evaluated for impairment its long-lived assets. Based upon estimated future undiscounted cash flows management determined that certain of its property and equipment were not recoverable over their remaining estimated useful lives. As a result, these assets, consisting of computer equipment, purchased software and office equipment were written down, as at April 30, 2001,to their estimated fair value. This write-down resulted in an impairment charge of $918,000, reflected in special charges in the accompanying unaudited condensed consolidated statement of operations for the period ended April 30, 2001.

          For the year ended January 31, 2000, the Company incurred $28,103,000 of special charges. Included in the special charges were $1,527,000 in professional fees incurred in connection with the restatement of the Company's results for the first nine months of 1998. These professional fees were for the Company's investigation of the circumstances surrounding certain transactions leading to the restatement and for the formal investigation initiated by the Securities and Exchange Commission following the restatement. Also related to the restatement were special charges for net premium costs and related professional advisory fees for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999, as well as severance costs of certain employees who were terminated or resigned. Additionally, approximately $10,805,000 of the special charges related to the write-down of intangible assets and capitalized software costs, substantially all attributable to the Company's PDM division, to their estimated fair values, determined based upon estimated future cash flows. In connection with the Company's restructuring and subsequent plan to divest the PDM division, the intangible assets recorded at the time of acquisition were reevaluated. In connection with the future plans and the anticipated future cash flows of the business, the intangible assets were written down to their estimated fair values, as determined from estimated proceeds to be received upon a sale of the business.

          The activity impacting the accrual related to this charge during the three months ended April 30, 2001 is summarized in the following table:

                                                                      Accrual Balance           Payments        Accrual Balance
                                                                      January 31, 2001            Made          April 30, 2001
                                                                      ----------------            ----          --------------
                                                                                     (In thousands of dollars)
Cash charges:
-------------
Professional fees associated with restatement of 1998 results,
 lawsuits and SEC investigation.................................                 $  252             $ 23                 $  229
Net insurance premiums and other costs related to class action
 litigation initiated against the Company in February 1999......                  1,000                -                  1,000
Severance for certain executive, management and other staff.....                    219              114                    105
                                                                                 ------             ----                 ------
Total...........................................................                 $1,471             $137                 $1,334
                                                                                 ======             ====                 ======

Note 8.   Accrued Liabilities

     Accrued liabilities are summarized as follows:

                                                                As of
                                                     April 30,       January 31,
                                                          2001              2001
                                                     ---------       -----------
                                                      (In thousands of dollars)
     Accrued expenses.............................      $  912            $2,333
     Accrued income taxes.........................       2,741             2,670
     Accruals for special charges.................       1,334             1,471
     Accruals for restructuring charges...........         669             1,459
     Accrued expenses related to dispositions.....         699               699
     Accrued salary, commissions and bonuses......       1,437               739
                                                        ------            ------
                                                        $7,792            $9,371
                                                        ======            ======

Note 9.   Operations by Industry Segment

          Effective with the sale of the IED business on July 10, 2000 (see Note
5), the Company now operates in one line of business, eBT. The Company no longer manages its business in reportable segments. For the quarter ended April 30, 2000, the Company operated in two segments eBT and IED.

          Each segment's profit and loss for the three months ended April 30, 2000, reflects all income and losses, except for the items shown in the reconciliation information below. eBT's amounts below exclude the results of MediaBank which was disposed in June 2000.

Segment Disclosure

                                                                              Three Months Ended April 30, 2000
                                                                              ---------------------------------
                                                                                            Disposed
                                                                            eBT            Businesses        Totals
                                                                            ---            ----------        ------
                                                                                  (In thousands of dollars)
Revenues from external customers....................................      $ 3,934          $ 6,356           $10,290
Depreciation and amortization expense...............................          724            1,176             1,900
Segment profit (loss)...............................................       (3,108)            (320)           (3,428)
Segment assets......................................................       14,502           19,063            33,565

Reconciliation Information
Profit or loss
--------------

                                                                                                            2000
                                                                                                          -------
                                                                                                 (In thousands of dollars)
        Total external loss for reportable segments........................................               $(3,428)
        Restructuring expenses.............................................................                (1,835)
        Net investment income..............................................................                   665
        Unallocated corporate and other expenses...........................................                (2,174)
                                                                                                          -------
        Consolidated loss before provision for income taxes................................               $(6,772)
                                                                                                          =======

Note 10.   Subsequent Events

          On May 22, 2001, the Board of Directors approved a plan to liquidate and dissolve the Company, subject to the approval of the holders of a majority of its shares. The Board will call a special meeting of shareholders, expected to be held in August 2001, to approve the Plan of Complete Liquidation and Dissolution. A proxy statement describing the Plan will be mailed to shareholders approximately 30 days prior to the meeting.

          In reaching its decision that the plan of liquidation and dissolution is in the best interests of the Company and its shareholders, the Board of Directors considered a number of factors. The proxy statement will describe these factors in detail, including the Company's recent performance, the state of the content management industry, prevailing economic conditions and previous unsuccessful efforts to sell or merge the Company last year and more recently. The Board also considered restructuring the business in light of the Company's unsatisfactory revenue performance in the fiscal quarter ended April 30, 2001. These plans, including plans involving significant reductions in the Company's current operations, either entailed considerable risk, or did not demonstrate that positive operating cash flow or operating income could be achieved in a period of time acceptable to the Board, and required a significant amount of cash to fund the Company's operations prior to the achievement of potentially acceptable financial results. Consequently, the Board determined that it would not be advisable to continue the operations of the Company, which are currently reducing the Company's liquidity on a monthly basis. Additionally, for some time, the Company's stock has traded well below the anticipated cash liquidation value of the shares. Based on this information, the Board's business judgment of the risks associated with restructuring the business, and the advice of its advisors, the Board of Directors has concluded that distributing the Company's net liquid assets to stockholders would return the greatest value to shareholders as compared to other available alternatives. The Board of Directors also has received a fairness opinion from Morgan Stanley, a copy of which will be included in the proxy statement.

          In connection with the intent to liquidate, the Company has begun the orderly wind down of its operations, including laying off the majority of its employees, seeking purchasers for the sale of its intellectual property and other tangible and intangible assets and providing for its outstanding and potential liabilities. In addition, the Company will continue to provide support and maintenance to existing maintenance agreement holders for the duration of their current contracts.

          Upon approval of the Plan, the Board currently anticipates that an initial distribution of liquidation proceeds, in the amount of not less than $2.75 per common share, will be made to shareholders within 75 days after the shareholders meeting. The remaining net assets will be held in a contingency reserve, and the Board anticipates that shareholders could receive periodically additional liquidation proceeds of approximately $.25 to $.50 per share. The estimated time frame for payment of these proceeds will be described in the proxy statement. The range of the total liquidating distribution may be able to be reported with greater precision at the time the proxy statement is mailed to shareholders.

          Under Delaware law, the Company will remain in existence as a non-operating entity for three years from the date the Company files a Certificate of Dissolution in Delaware and will maintain a certain level of liquid assets to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, the Company will attempt to convert its remaining assets to cash and settle its liabilities as expeditiously as possible. The Company is currently unable to estimate with certainty the amount of proceeds that it will realize upon the sale of its intellectual property and related assets, or the amount of retained cash that will be needed to satisfy the Company's liabilities.

          If the Company's shareholders approve the plan of liquidation, the Company will file a Certificate of Dissolution promptly after the shareholders vote, and shareholders will then be entitled to share in the liquidation proceeds based upon their proportionate ownership at that time. The Company expects that its shares will be delisted from the Nasdaq Stock Market in connection with the dissolution, but the shares may be eligible for trading on the NASD's electronic bulletin board pending the liquidation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

          On May 22, 2001, the Board of Directors approved a plan to liquidate and dissolve the Company, subject to the approval of the holders of a majority of its shares. The Board will call a special meeting of shareholders, expected to be held in August 2001, to approve the Plan of Complete Liquidation and Dissolution. A proxy statement describing the Plan will be mailed to shareholders approximately 30 days prior to the meeting.

          In reaching its decision that the plan of liquidation and dissolution is in the best interests of the Company and its shareholders, the Board of Directors considered a number of factors. The proxy statement will describe these factors in detail, including the Company's recent performance, the state of the content management industry, prevailing economic conditions and previous unsuccessful efforts to sell or merge the Company last year and more recently. The Board also considered restructuring the business in light of the Company's unsatisfactory revenue performance in the fiscal quarter ended April 30, 2001. These plans, including plans involving significant reductions in the Company's current operations, either entailed considerable risk, or did not demonstrate that positive operating cash flow or operating income could be achieved in a period of time acceptable to the Board, and required a significant amount of cash to fund the Company's operations prior to the achievement of potentially acceptable financial results. Consequently, the Board determined that it would not be advisable to continue the operations of the Company, which are currently reducing the Company's liquidity on a monthly basis. Additionally, for some time, the Company's stock has traded well below the anticipated cash liquidation value of the shares. Based on this information, the Board's business judgment of the risks associated with restructuring the business, and the advice of its advisors, the Board of Directors has concluded that distributing the Company's net liquid assets to stockholders would return the greatest value to shareholders as compared to other available alternatives. The Board of Directors also has received a fairness opinion from Morgan Stanley, a copy of which will be included in the proxy statement.

          In connection with the intent to liquidate, the Company has begun the orderly wind down of its operations, including laying off the majority of its employees, seeking purchasers for the sale of its intellectual property and other tangible and intangible assets and providing for its outstanding and potential liabilities. In addition, the Company will continue to provide support and maintenance to existing maintenance agreement holders for the duration of their current contracts.

          Upon approval of the Plan, the Board currently anticipates that an initial distribution of liquidation proceeds, in the amount of not less than $2.75 per common share, will be made to shareholders within 75 days after the shareholders meeting. The remaining net assets will be held in a contingency reserve, and the Board anticipates that shareholders could receive periodically additional liquidation proceeds of approximately $.25 to $.50 per share. The estimated time frame for payment of these proceeds will be described in the proxy statement. The range of the total liquidating distribution may be able to be reported with greater precision at the time the proxy statement is mailed to shareholders.

          Under Delaware law, the Company will remain in existence as a non-operating entity for three years from the date the Company files a Certificate of Dissolution in Delaware and will maintain a certain level of liquid assets to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, the Company will attempt to convert its remaining assets to cash and settle its liabilities as expeditiously as possible. The Company is currently unable to estimate with certainty the amount of proceeds that it will realize upon the sale of its intellectual property and related assets, or the amount of retained cash that will be needed to satisfy the Company's liabilities.

          If the Company's shareholders approve the plan of liquidation, the Company will file a Certificate of Dissolution promptly after the shareholders vote, and shareholders will then be entitled to share in the liquidation proceeds based upon their proportionate ownership at that time. The Company expects that its shares will be delisted from the Nasdaq Stock Market in connection with the dissolution, but the shares may be eligible for trading on the NASD's electronic bulletin board pending the liquidation.

          The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments as a result of the planned liquidation and have been prepared on a going concern basis.

Three Months Ended April 30, 2001 Compared to Three Months Ended April 30, 2000
--------------------------------------------------------------------------------

          Revenues for the three months ended April 30, 2001 totaled $1,097,000, a decrease of $9,193,000, or 89%, from the $10,290,000 reported for the three months ended April 30, 2000. Total revenues for the fiscal quarter ended April 30, 2000 included revenues of $486,000 from our former Mediabank product line and $5,870,000 from our former Information Exchange Division ("IED"), which were sold in June 2000 and July 2000, respectively. Excluding the revenues associated with IED and the Mediabank product line, net revenues decreased by approximately $2,837,000, or 72%, for the three months ended April 30, 2001 compared to the three months ended April 30, 2000. Excluding IED and Mediabank revenues, product revenues decreased $2,052,000, or 90%, and service revenues decreased $785,000, or 47%. There were no new license contracts that closed during the quarter ended April 30, 2001.

          Gross profit decreased $7,652,000, or 104%, from $7,379,000 for the three months ended April 30, 2000 to ($273,000) for the three months ended April 30, 2001. Excluding the gross profit associated with the Mediabank product line and IED, gross profit decreased $2,494,000, or 112%, from $2,221,000 for the three months ended April 30, 2000. Gross profit, as a percentage of revenues, excluding the gross profit associated with the Mediabank product line and IED, was (25%) for the three months ended April 30, 2001, compared to 72% for the three months ended April 30, 2000. The decrease in gross profit percentage in the first quarter of fiscal 2002 was due to the decrease in sales.

          Total operating expenses decreased $8,659,000, or 58%, to $6,157,000 for the three months ended April 30, 2001, from $14,816,000 for the three months ended April 30, 2000. Included in total operating expenses for the three months ended April 30, 2000 were net restructuring charges of $1,835,000 for costs associated with the consolidation and closure of our Boston headquarters and net restructuring and special charges of $817,000 for the three months ending April 30, 2001 principally for costs associated with the impairment of long-lived assets. Excluding the aforementioned charges and the operating expenses associated with the Mediabank product line and IED, operating expenses increased $11,000 to $5,340,000 for the three months ended April 30, 2001 as compared to $5,329,000 for the three months ended April 30, 2000. The increase primarily relates to the inclusion of certain expenses formerly considered corporate unallocated expenses.

          Sales and marketing expenses decreased $2,525,000, or 49%, to $2,643,000 for the three months ended April 30, 2001 from $5,168,000 for the three months ended April 30, 2000. Excluding the sales and marketing expenses associated with the Mediabank product line and IED, sales and marketing expenses increased $69,000, or 3%, for the three months ended April 30, 2001 as compared to the three months ended April 30, 2000. Increased sales and marketing expenses were primarily due to increased headcount in the sales area. Sales and marketing expenses were 241% of revenues for the three months ended April 30, 2001 compared to 65% for the three months ended April 30, 2000 excluding the sales and marketing expenses and revenues associated with the Mediabank product line and IED.

          Product development expenses decreased $2,595,000, or 68%, from $3,809,000 for the three months ended April 30, 2000 to $1,214,000 for the three months ended April 30, 2001. Excluding the product development expenses associated with the Mediabank product line and IED, product development expenses decreased by $529,000, or 30%, for the three months ended April 30, 2001 compared to the three months ended April 30, 2000. The decrease was due primarily to cost savings from our fourth quarter, fiscal 2001 restructuring action. Product development expenses, excluding the product development expenses associated with the Mediabank product line and IED, were 111% of respective revenues for the three months ended April 30, 2001 compared to 44% of respective revenues for the three months ended April 30, 2000. The increase in product development expenses as a percentage of revenues was due to the decreased sales.

          General and administrative expenses decreased $2,200,000, or 60%, to $1,483,000 for the three months ended April 30, 2001 compared to $3,683,000 for the three months ended April 30, 2000. Excluding the administrative expenses associated with the Mediabank product line and IED, general and administrative expenses increased $471,000, or 47%, for the three months ended April 30, 2001 compared to the three months ended April 30, 2000. The increase in general and administrative expenses was primarily due to the inclusion of certain expenses formerly considered corporate unallocated expenses. General and administrative expenses, excluding the expenses associated with the Mediabank product line and IED, were 135% of respective revenues for the three months ended April 30, 2001 and 26% of respective revenues for the three months ended April 30, 2000.

          As a result of the Company's first quarter operating results and revised forecasted operating performance, management evaluated for impairment its long-lived assets. Based upon estimated future undiscounted cash flows management determined that certain of its property and equipment were not recoverable over there remaining estimated useful lives. As a result, these assets, consisting of computer equipment, purchased software and office equipment were written down, as at April 30, 2001, to their estimated fair value. This write-down resulted in an impairment charge of $918,000, reflected in special charges in the accompanying unaudited condensed consolidated statement of operations for the period ended April 30, 2001.

          On April 11, 2000, we adopted a restructuring plan under which we would focus our energies on eBT's Web Content Management and Workflow product line, and pursue divestiture of certain assets, including the Information Exchange Division. The plan included the consolidation of our Boston headquarters into the Providence, Rhode Island offices of the eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in May 2000. As a result of this plan, we recorded a net charge of $101,000 in the first quarter of fiscal year ending January 31, 2001 ("fiscal 2001"). The charge was comprised primarily of severance for those employees. For the period ended April 30, 2001 there was an adjustment of $101,000 made against this accrual.

          As a result of the net operating loss incurred in the first quarter of fiscal 2002, and after evaluating the Company's anticipated performance over its normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets as of April 30, 2001. In the first quarter of fiscal 2001, the net operating loss carryforwards and other net deferred tax assets were also fully reserved through a valuation allowance.

          Net loss and loss per share were $5,573,000 and $0.37 per share, respectively, for the three months ended April 30, 2001 as compared to $6,772,000, and $0.41 per share, respectively, for the three months ended April 30, 2000.

Liquidity and Capital Resources
-------------------------------

          Our operating activities used cash of $3,939,000 for the three months ended April 30, 2001 compared to $2,720,000 for the three months ended April 30, 2000. The increase in net cash used in operating activities is primarily attributable to the net losses incurred in both periods offset by changes in operating assets and liabilities of ($118,000) and $1,917,000, respectively.

          Our investing activities used cash of $1,465,000 for the three months ended April 30, 2001 compared to $238,000 for the three months ended April 30, 2000. The decreased contribution of $1,227,000 was due primarily to a decline in net proceeds from sales of marketable securities due to increased investing activity offset by a decrease in capitalized product development costs and a reduction in spending on property and equipment.

          Our financing activities used cash of $1,283,000 for the three months ended April 30, 2001 compared to providing cash of $91,000 for the three months ended April 30, 2000. The decrease of $1,374,000 was due primarily to an increased use of cash to repurchase on the open market an aggregate of 506,000 shares of the Company's common stock; at a total cost of approximately $1.2 million.

          As of April 30, 2001, we had working capital of $58,600,000. Total cash, cash equivalents and marketable securities at April 30, 2001 were $60,600,000.

          On May 22, 2001, the Board of Directors approved a plan to liquidate and dissolve the Company, subject to the approval of the holders of a majority of its shares. Based upon current information, the Company anticipates that assets available for distribution to shareholders will be between $3.10 and $3.22 per share. The Board will call a special meeting of shareholders, expected to be held in August 2001, to approve the Plan of Complete Liquidation and Dissolution. A proxy statement describing the Plan will be mailed to shareholders approximately 30 days prior to the meeting.

          Upon approval of the Plan, the Board currently anticipates that an initial distribution of liquidation proceeds, in the amount of not less than $2.75 per common share, will be made to shareholders within 75 days after the shareholders meeting. The remaining net assets will be held in a contingency reserve, and the Board anticipates that shareholders could receive periodically additional liquidation proceeds of approximately $.25 to $.50 per share. The estimated time frame for payment of these proceeds will be described in the proxy statement. The range of the total liquidating distribution may be able to be reported with greater precision at the time the proxy statement is mailed to shareholders.

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

          During February 2000, certain shareholders of the Company filed two substantially similar putative class action complaints against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts that are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. They assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of
Section 20(a) of the Exchange Act. On June 14, 2000, the District Court ordered that both actions be consolidated into one lawsuit entitled In Re Inso Corporation Securities Litigation, Civil Action No. 00-103050-GAO. The plaintiffs filed a consolidated amended complaint on February 21, 2001. The plaintiffs alleged that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They sought unspecified damages. On April 9, 2001, the Company filed a motion to dismiss the lawsuit on the grounds that the plaintiffs failed to state a claim under the relevant securities laws. After receiving the Company's motion to dismiss, the plaintiffs themselves moved to dismiss the lawsuit with prejudice on April 23, 2001. The plaintiffs received no consideration for, and the Company assented to, the dismissal. We are awaiting Court approval of the plaintiffs' motion to dismiss.

          We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our financial condition or our results of operations.

Risk Factors
------------

          This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income, earnings per share, cash flows and the proposed liquidation and dissolution. Factors that may cause actual results to differ materially from these forward looking statements include the following: the amounts to be realized in connection with the sale of the Company's assets, the ability of the Company to effect an orderly wind down of its operations, the effect of litigation in which the Company is involved, the possible amendment, delay in implementation of the plan of liquidation and dissolution, the timing and amount of payment to shareholders and unknown liabilities which may be asserted in connection with the liquidation. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 for a description of certain additional factors that may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in its fiscal 2001 Annual Report filed on Form 10-K have not changed significantly.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          A description of legal proceedings in which the Company is involved may be found in and is incorporated herein by reference to Note 4. "Commitments and Contingencies" to the Company's Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 31, 2001, the Company held its annual stockholders meeting, at which the following matters were submitted to and approved by a vote of security holders:

     (a) Election of one Class II director to serve until the Company's annual meeting of stockholders to be held in 2004 and until their successors are elected and qualified:

                Nominee                               For                            Withheld
                -------                               ---                            --------
                Stephen O. Jaeger                     11,859,920                     2,016,254

          The remaining directors, Joanna T. Lau, Samuel H. Fuller, and Edward Terino continue to serve under their terms. Joanna T. Lau's term expires at the annual stockholders meeting to be held in 2002, and Samuel H. Fuller and Edward Terino's terms expire at the annual stockholders meeting to be held in 2003.

     (b) Amendment to the Company's 1993 Stock Purchase Plan (the "1993 Purchase Plan ") that would increase the number of shares of the Company's common stock, par value $.01 per share ("Common Stock"), which are authorized to be issued by the Company under the 1993 Stock Purchase Plan from 700,000 to 1,100,000.

                                                       For                      Against                     Abstain
                                                       ---                      -------                     -------
                Approved                           11,832,265                  2,021,726                     22,183

     (c) Selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending January 31, 2002.

                                                       For                      Against                     Abstain
                                                       ---                      -------                     -------
                Approved                           13,815,800                     44,550                     15,824

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits: None

          (b)  Reports on Form 8-K

          Registrant filed no reports on Form 8-K during the quarter ended April 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             eBT INTERNATIONAL INC.

                                        By: /s/ Christopher M. Burns
                                            ------------------------------------
                                        Christopher M. Burns
                                        Chief Financial Officer
                                        (Chief Accounting Officer)


                                        By: /s/ Stephen O. Jaeger
                                            ------------------------------------
                                        Stephen O. Jaeger
                                        President