Form 10-Q
period 2001-07-31
EBT INTERNATIONAL INC
filed 2001-09-14
CIK 917471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              July 31, 2001
                               -------------------------------------------------

                                       or

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                            to
                              ---------------------------    -------------------

Commission File Number:                              000-23384
                           -----------------------------------------------------

                             eBT INTERNATIONAL, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       04-3216243
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


     299 Promenade Street, Providence, RI                     02908
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
                                          Yes  X     No
                                             -----     ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at September 13, 2001
----------------------------------------     ---------------------------------
Common Stock (par value $.01 per share)                  14,888,813
                             eBT INTERNATIONAL, INC.
                                 FORM 10-Q INDEX

                                                                                           Page No.
                                                                                           --------
Part I.    Financial Information

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
           July 31, 2001 and January 31, 2001                                                      3

           Condensed Consolidated Statements of Operations
           Three Months Ended July 31, 2001 and 2000                                               4

           Condensed Consolidated Statements of Operations
           Six Months Ended July 31, 2001 and 2000                                                 5

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended July 31, 2001 and 2000                                                 6

           Notes to Condensed Consolidated Financial Statements                                 7-15

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                 16-21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                             21

Part II.   Other Information

Item 1.    Legal Proceedings                                                                      22

Item 4.    Submission of Matters to a Vote of Security Holders                                    22

Item 6.    Exhibits and Reports on Form 8-K                                                       22

           Signatures                                                                             23

                            eBT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      July 31, 2001 AND JANUARY 31, 2001
                                   Unaudited
              (In thousands, except share and per share amounts)

                                                                                               July 31,   January 31,
                                                                                                 2001         2001
                                                                                              ---------      --------
                                        ASSETS
                                        ------
Current assets:
   Cash and cash equivalents                                                                  $  45,812      $ 56,709
   Marketable securities                                                                         14,599         8,961
   Accounts receivable, net of allowances of $330 and $687, respectively                            203         3,195
   Receivables from asset sales                                                                      31         5,973
   Prepaid expenses and other current assets                                                        783           537
                                                                                              ---------      --------
        Total current assets                                                                     61,428        75,375
Property and equipment, net                                                                           -         2,402
Product development costs, net                                                                        -         1,187
Long-term accounts receivable                                                                         -            90
Licensed technology and advances, net                                                                 -           948
                                                                                              ---------      --------
TOTAL ASSETS                                                                                  $  61,428      $ 80,002
                                                                                              ---------      --------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:

   Accounts payable                                                                           $     227      $    836
   Accrued liabilities                                                                           10,427         9,371
   Unearned revenue                                                                                   -         1,508
                                                                                              ---------      --------
        Total current liabilities                                                                10,654        11,715

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
   Common stock, $.01 par value; 50,000,000 shares authorized; 17,068,138 and 16,938,033
      shares issued at July 31, 2001 and January 31, 2001.                                          171           169
   Capital in excess of par value                                                               158,076       157,712
   Accumulated deficit                                                                         (101,147)      (84,118)
                                                                                              ---------      --------
                                                                                                 57,100        73,763
   Unamortized value of restricted shares                                                             -          (433)
   Notes receivable from stock purchase agreements                                                 (200)         (200)
   Treasury stock, at cost, 2,211,275 and 1,705,075 shares at July 31, 2001 and
    January 31, 2001, respectively                                                               (6,126)       (4,843)
                                                                                              ---------      --------
        Total stockholders' equity                                                               50,774        68,287
                                                                                              ---------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $  61,428      $ 80,002
                                                                                              =========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                            eBT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED July 31, 2001 and 2000
                                   Unaudited
                   (In thousands, except per share amounts)

                                                                                       July 31,               July 31,
                                                                                         2001                   2000
                                                                                       --------               -------
Revenues:
   Product licenses                                                                    $      -                $ 3,343
   Services                                                                                 429                  2,312
                                                                                       --------                -------
   Total revenues                                                                           429                  5,655

Cost of revenues:
   Product licenses                                                                           -                    962
   Services                                                                                 325                  1,811
                                                                                       --------                -------
   Total cost of revenues                                                                   325                  2,773
                                                                                       --------                -------
Gross profit                                                                                104                  2,882

Operating expenses:
   Sales and marketing                                                                    1,171                  3,766
   Product development                                                                      416                  3,713
   General and administrative                                                               806                  2,462
   Amortization of intangible assets                                                          -                    240
   Restructuring expenses                                                                   (34)                     -
   Special charges                                                                       10,477                      -
                                                                                       --------                -------
       Total operating expenses                                                          12,836                 10,181
                                                                                       --------                -------
Operating loss                                                                          (12,732)                (7,299)

Non-operating income:

  Net investment and other income                                                         1,046                    474
  Gain on sale of assets, net                                                               230                 35,296
                                                                                       --------                -------
Income (loss) before provision for income taxes                                         (11,456)                28,471

Provision for income taxes                                                                    -                    300
                                                                                       --------                -------

Net income (loss) *                                                                    $(11,456)               $28,171
                                                                                       ========                =======

Earnings (loss) per common share                                                       $  (0.77)               $  1.69
                                                                                       ========                =======

Earnings (loss) per common share, assuming dilution                                    $  (0.77)               $  1.68
                                                                                       ========                =======


Weighted average shares outstanding
  Basic                                                                                  14,812                 16,673
  Diluted                                                                                14,812                 16,774

* Net loss equals comprehensive loss for both periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

                            eBT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED July 31, 2001 and 2000
                                   Unaudited
                   (In thousands, except per share amounts)


                                                                                  July 31,              July 31,
                                                                                    2001                  2000
                                                                               -----------             ----------
Revenues:
   Product licenses                                                            $       219             $   11,168
   Services                                                                          1,307                  4,777
                                                                               -----------             ----------
   Total revenues                                                                    1,526                 15,945

Cost of revenues:
   Product licenses                                                                    467                  2,329
   Services                                                                          1,228                  3,355
                                                                               -----------             ----------
   Total cost of revenues                                                            1,695                  5,684
                                                                               -----------             ----------
Gross profit (loss)                                                                   (169)                10,261

Operating expenses:
   Sales and marketing                                                               3,814                  8,934
   Product development                                                               1,630                  7,522
   General and administrative                                                        2,289                  6,145
   Amortization of intangible assets                                                     -                    561
   Restructuring expenses                                                             (135)                 1,835
   Special charges                                                                  11,395                      -
                                                                               -----------             ----------
       Total operating expenses                                                     18,993                 24,997
                                                                               -----------             ----------
Operating loss                                                                     (19,162)               (14,736)

Non-operating income:

  Net investment and other income                                                    1,903                  1,138
  Gain on sale of assets, net                                                          230                 35,296
                                                                               -----------             ----------
Income (loss) before provision for income taxes                                    (17,029)                21,698

Provision for income taxes                                                               -                    300
                                                                               -----------             ----------
Net income (loss) *                                                            $   (17,029)            $   21,398
                                                                               ===========             ==========
Earnings (loss) per common share                                               $     (1.14)            $     1.29
                                                                               ===========             ==========
Earnings (loss) per common share, assuming dilution                            $     (1.14)            $     1.23
                                                                               ===========             ==========

Weighted average shares outstanding
  Basic                                                                             14,919                 16,635
  Diluted                                                                           14,919                 17,419

 * Net loss equals comprehensive loss for both periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

                            eBT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JULY 31, 2001 AND 2000
                                   Unaudited
                           (In thousands of dollars)

                                                                                     July 31,          July 31,
                                                                                       2001              2000
                                                                                       ----              ----
Cash flows (used in) provided by operating activities:
  Net income (loss)                                                                  $ (17,029)       $    21,398
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                                          330                950
     Amortization                                                                          440              2,797
     Stock compensation expense                                                            102                 73
     Non-cash restructuring expenses                                                         -                196
     Impairment and special charges                                                      4,659                  -
     Sale of assets, net                                                                     -            (35,296)
                                                                                     ---------        -----------
                                                                                       (11,498)            (9,882)
  Changes in operating assets and liabilities:
     Accounts receivable                                                                 3,082              5,856
     Prepaid expenses and other current assets                                            (609)             1,275
     Accounts payable and accrued liabilities                                              447             (1,556)
     Other assets and liabilities                                                       (1,508)            (1,994)
                                                                                     ---------        -----------
         Net cash used in operating activities                                         (10,086)            (6,301)

Cash flows provided by (used in) investing activities:
    Property and equipment expenditures                                                    (55)              (560)
    Capitalized product development costs                                                    -             (1,138)
    Proceeds from asset sales                                                            5,942             50,494
    Net (purchases) proceeds from sales of marketable securities                        (5,638)             2,599
                                                                                     ---------        -----------
          Net cash provided by investing activities                                        249             51,395

Cash flows provided by (used in) financing activities:
   Proceeds from employee stock plans                                                      223                465
   Purchases of treasury stock                                                          (1,283)              (313)
   Payments under capital lease obligations                                                  -                (38)
                                                                                     ---------        -----------
           Net cash provided by (used in) financing activities                          (1,060)               114

Net increase (decrease) in cash and cash equivalents                                   (10,897)            45,208
Cash and cash equivalents at beginning of period                                        56,709             31,408
                                                                                     ---------        -----------
Cash and cash equivalents at end of period                                           $  45,812        $    76,616

Supplemental disclosure of non-cash financing activities:

  Issuance of restricted stock as employee compensation                                      -        $      (734)

See accompanying notes to unaudited condensed consolidated financial statements.

                            eBT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 July 31, 2001

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period, or for the fiscal year ending January 31, 2002. The balance sheet at January 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2001.

     On May 22, 2001, the Board of Directors approved a plan to liquidate and dissolve the Company subject to the approval of the holders of a majority of its shares. On September 4, 2001, the Company filed with the Securities and Exchange Commission a preliminary proxy statement in connection with a special meeting of shareholders to vote upon a proposal to approve a Plan of Complete Liquidation and Dissolution. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, however, they do reflect certain adjustments as a result of the proposed liquidation (see Note 7, "Special Charges").


Note 2.  Recent Accounting Pronouncements


     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. We do not believe that the adoption of SFAS 142 will have a significant impact on our financial statements.

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


Note 4.  Commitments and Contingencies

     On February 4, 1999, the Company and certain of its officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the District of Massachusetts. Thereafter, six substantially similar actions were filed in the same Court. On April 5, 1999, the seven class action lawsuits that were filed against us were consolidated into one lawsuit entitled In Re Inso Corporation, Civil Action No. 99-10193-WGY. These lawsuits were filed following our announcement on February 1, 1999 that we planned to restate our financial results for the first three quarters of 1998.

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

     On June 26, 2001 the Company received notice from the staff of the Boston office of the Securities and Exchange Commission (the "Commission") that it has completed its investigation of the Company pursuant to the Formal Order of Private Investigation issued in connection with matters relating to the restatement of the Company's 1998 financial results. The staff has advised the Company that its preliminary findings with regard to the Company involve no administrative sanctions or financial fines or penalties. However, these findings are subject to the Commission's review. The staff has also indicated that it may recommend that the Commission file civil injunctive actions with regard to three former officers of the Company. The Company is obligated under its By-laws to indemnify these former officers for expenses reasonably incurred in connection with the Commission's investigation, including the defense costs for actions that may be pursued by the Commission and resultant fines and penalties should they be assessed. However, the Company's By-laws provide that an officer is not entitled to such indemnification if is adjudicated or determined that such officer did not act in good faith or in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company. The Commission has not yet determined whether it will pursue civil injunctive actions against all or some of the former officers, and the staff's findings as to the Company are preliminary. We cannot predict the ultimate resolution of this action at this time as it relates to the Company or the former officers.

     On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against the Company in the United States Bankruptcy Court for the Western District of New York. The lawsuit is captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-2177. The complaint seeks turnover of purported property of the estates and damages for the Company's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, the Company filed its Answer and Demand for Jury Trial. Also, on August 19, 1999, the Company filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted the Company's motion for the purposes of dispositive motions and trial. On August 29, 2001, the Company agreed to settle the June 9, 1999 complaint filed by Microlytics. The terms of the settlement, which are contingent on obtaining the approval of the United States Bankruptcy Court for the Western District of New York, include the payment of $2,000,000 to Microlytics. The prospective $2,000,000 payment has been reflected as an obligation in the July 31, 2001 financial statements (See Note 7 "Special Charges").

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


Note 5.  Divestitures

     Effective July 1, 2001, the Company entered into an agreement with Red Bridge Interactive, Inc. ("Interactive") whereby Interactive assumed our maintenance and support obligations relating to DynaBase, engenda and entrepid. In connection with that agreement, we assigned Interactive our existing rights in the DynaBase and engenda products and provided Interactive with a limited, non-exclusive license of our rights in entrepid. Interactive was founded in June 2001 and is owned and managed by three former employees of eBT. Interactive is based in Providence, RI.

     The terms of our agreement require the Company to provide Interactive with an aggregate of $650,000 in funding from July 1, 2001 through March 1, 2002. The payments are to be made monthly and generally decline over this period, which corresponds to the maintenance and support obligations that we transferred to Interactive. In the event of a default by Interactive, which specifically includes performance of the obligations assumed by Interactive under the Company's former maintenance and support business, we may draw upon an irrevocable letter of credit provided by Interactive. At closing, this letter of credit had an initial principal amount of $350,000 and declines over the period from July 31, 2001 to March 31, 2002, at which time it will be terminated.

     Our agreement with Interactive also provides for the payment of royalties to eBT in the event Interactive earns gross revenue from the maintenance and support business or from the licensing of DynaBase, engenda and entrepid. The royalty periods expire at various times through July 1, 2004. The Company is unable to estimate at this time the amount of royalty income it may receive from Interactive and, accordingly, has not assigned any value to the capitalized product development costs or intellectual property assumed by or assigned to Interactive. There was no gain or loss in connection with this agreement.

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


          On January 27, 2000 the Company and Enigma amended the terms of the agreement and related promissory note. Enigma paid $4,500,000 in cash and deposited $1,200,000 into an interest bearing escrow account. In return, we released the security for the promissory note. In July 2000, we received approximately $909,000 of the escrow, after certain adjustments, in final settlement of all purchase price amounts due from Enigma. In connection with this settlement we adjusted the carrying amounts of certain assets and liabilities resulting in a net gain of $370,000 recorded in the quarter ending July 31, 2000.


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

          During the fourth quarter of fiscal 2001, the Company and SDRC reached a settlement agreement under which SDRC remitted an additional net purchase price adjustment amount of $1,971,000, according to the terms of the original agreement, as modified in the final settlement agreement dated January 24, 2001. This additional net payment was comprised of additional proceeds based on Qualifying Maintenance and License Revenue, as defined in the original agreement, reduced by certain agreed upon amounts relative to certain potential liabilities. The net results of the monies received and adjustments recorded in connection with the settlement agreement was a $1,526,000 gain in the fourth quarter of fiscal 2001.


  Sale of MediaBank


          In June 2000, we sold our MediaBank product line, which was formerly a component of the eBusiness Technologies ("eBT") division, for contingent future consideration of up to $2,000,000. As the consideration is contingent, no proceeds were recorded on the sale, and a loss on the disposition of the net assets of the MediaBank business in the amount of $3,749,000 was charged against income in connection with the transaction in fiscal year 2001. The majority of the charge, approximately $3,500,000, was a non-cash charge related to licensed technology that was sold, while approximately $400,000 related to severance and professional fees incurred as a result of the transaction. These amounts were partially offset by the liabilities assumed by the buyer. To date the Company has not received any consideration from the sale the MediaBank product line.


  Sale of Information Exchange Division


          On July 10, 2000, the Company sold its Information Exchange Division ("IED") to IntraNet Solutions, Inc. ("IS") for a stated sale price of $55,000,000, less amounts for retained rights under license and subject to adjustment based on the net working capital of the IED business on the closing date. The transaction was in the form of a merger of two wholly owned subsidiaries of IS with the Company's subsidiaries, Inso Chicago Corporation and Inso Kansas City Corporation, which generally comprised the IED business. We received $48,000,000 of the proceeds in cash at the time of the closing. An additional $5,500,000 was placed in an escrow account, subject to our indemnification obligations under the agreement, and was released to us on July 11, 2001 plus interest in the amount of $295,000. The interest income of $295,000 is included in net investment and other income in the Company's condensed consolidated statements of operations.


     The net gain initially recorded in the second fiscal quarter from the transaction was $39,312,000. Under terms of the agreement, the purchase price was to be adjusted for the net working capital delivered to IS, as agreed to by both parties. As a result of this adjustment and the resolution of certain obligations, the net gain recorded in fiscal 2001 was $39,914,000. During the second quarter of fiscal 2002, we adjusted the carrying amounts of certain liabilities, and recorded an additional gain of approximately $230,000. The transaction created a capital gain for tax purposes, which will be offset by capital losses generated in prior periods, for federal tax reporting. We have provided for estimated state tax liabilities in connection with the transaction.


          We may incur additional liabilities to certain former employees of IED. Any amounts due to former employees are contingent upon future termination, and the amounts are dependent on the date of termination. As of July 31, 2001, the Company has accrued the amounts that would be due to the certain former employees had terminations occurred as of that date.


Note 6.  Restructuring Expenses

     On January 31, 2001, the Company adopted a plan of restructuring aimed at reducing operating costs. In connection with this plan, 19 non-management employees, primarily development and administrative positions, and one executive level employee were terminated. As a result of this plan, we recorded a charge of $539,000 for severance costs in the fourth quarter of fiscal 2001. Total payments made against this restructuring action in fiscal 2002 were $505,000. The balance in the accrual of $34,000 was credited against restructuring expenses in the second quarter of fiscal 2002.

          On April 11, 2000, we adopted a restructuring plan under which we would focus our energies on our eBusiness Technologies' ("eBT") Web Content Management and Workflow product line, and pursue divestiture of certain assets, including the Information Exchange Division. The plan included the consolidation of our Boston, Massachusetts headquarters into the Providence, Rhode Island offices of our eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in April, May and June 2000. As a result of this plan, we recorded a charge of $1,930,000 for severance costs in the first quarter of fiscal 2001. The charge was reduced by net proceeds received on the disposal of certain fixed assets located at the Company's former Boston headquarters in connection with the move of $95,000, resulting in a net charge of $1,835,000 in the first quarter of fiscal 2001. As of January 31, 2001, after payments of $1,021,000 were made in fiscal 2001, there was a remaining accrued salary balance of $909,000 for this plan. During the first six-months of fiscal 2002, there were payments made totaling $405,000 under this plan, and there was also an adjustment in the first quarter of fiscal 2002 of $101,000 to reduce the original charge. As of July 31, 2001, the remaining accrued salary balance for this plan is $403,000, which is expected to be paid by January 2002.


Note 7.  Special Charges

     As a direct result of the Company's unsatisfactory first quarter operating results and revised forecasted operating performance, management evaluated for impairment of certain long-lived assets. Based upon estimated future undiscounted cash flows management determined that certain of its property and equipment were not recoverable over their remaining estimated useful lives. As a result, these assets, consisting of computer equipment, purchased software and office equipment were written down, as at April 30, 2001, to their estimated fair value. This write-down resulted in an impairment charge of $918,000, reflected in special charges in the accompanying unaudited condensed consolidated statement of operations for the period ended April 30, 2001.

   On May 22, 2001, the Board of Directors approved a plan to liquidate and dissolve the Company subject to the approval of the holders of a majority of its shares. On September 4, 2001, the Company filed with the Securities and Exchange Commission a preliminary proxy statement in connection with a special meeting of shareholders to vote upon a proposal to approve a Plan of Complete Liquidation and Dissolution. In connection with the proposal to liquidate, the Company has begun the orderly wind down of its operations, including laying off most of its employees, seeking purchasers for the sale of its intellectual property and other tangible and intangible assets and providing for its outstanding and potential liabilities. As a result of this action the Company has recorded a charge in the second fiscal quarter of 2002 of $10,477,000. The charge consists of $4,573,000 in severance and related costs including $473,000 of non-cash stock compensation charges related to the accelerated vesting of restricted stock and stock options, for the majority of its employees and executives, $2,904,000 related to the write-down of intangible assets, capitalized software costs and fixed assets, to their estimated fair values, $2,050,000 related to the settlement agreement with Microlytics, including legal fees, $495,000 related to the write down of unrecoverable prepaid expenses and other current assets and $455,000 related to professional and other fees incurred related to the orderly wind down of the Company's operations. The activity impacting the accrual related to this aforementioned charge during the three months ended July 31, 2001 is summarized in the following table:

                                                                            Charge        Payments      Accrual Balance
                                                                                            Made         July 31, 2001
                                                                                            ----         -------------
                                                                                       (In thousands of dollars)
Cash charges:
-------------
Settlement of Microlytics, including legal fees.................             $ 2,050        $    -            $2,050
Professional and other fees.....................................                 455           351               104
Severance and related...........................................               4,100         2,388             1,712
                                                                             -------        ------            ------
Subtotal........................................................             $ 6,605        $2,739            $3,866
                                                                             =======        ======            ======

Non-cash charges:
-----------------
Accelerated vesting of restricted stock and stock options.......             $   473        $    -            $    -
Write-downs of capitalized development costs, intangibles, and
 fixed assets...................................................               2,904             -                 -
Write-down of unrecoverable prepaid expenses....................                 495             -                 -
                                                                             -------        ------            ------
Total...........................................................             $10,477        $2,739            $3,866
                                                                             =======        ======            ======


   If the Plan of Liquidation and Dissolution is approved by a majority of the Company's shareholders, we expect to provide to make a further net provision of up to $2,808,000 for the estimated liabilities of the Company, including a contingency reserve, the estimated costs of operations related to the probable liquidation and dissolution of the Company, and related tax benefits. The preliminary proxy statement filed with the Commission on September 4, 2001 includes this provision in the determination of the $3.20 per share in estimated minimum total net proceeds available for distribution to shareholders.


     For the year ended January 31, 2000, the Company incurred $28,103,000 of special charges. Included in the special charges were $1,527,000 in professional fees incurred in connection with the restatement of the Company's results for the first nine months of 1998. These professional fees were for the Company's investigation of the circumstances surrounding certain transactions leading to the restatement and for the formal investigation initiated by the Securities and Exchange Commission following the restatement. Also related to the restatement were special charges for net premium costs and related professional advisory fees for a major insurance carrier to assume the financial risk associated with the class action litigation initiated against the Company in February 1999, as well as severance costs of certain employees who were terminated or resigned. Additionally, approximately $10,805,000 of the special charges related to the write-down of intangible assets and capitalized software costs, substantially all attributable to the Company's PDM division, to their estimated fair values, determined based upon estimated future cash flows. In connection with this restructuring action and related plan to divest the PDM division, the intangible assets recorded at the time of acquisition of the PDM division were reevaluated. In connection with the future plans and the anticipated future cash flows of the business, the intangible assets were written down to their estimated fair values, as determined from estimated proceeds to be received upon a sale of the PDM business. The activity impacting the accrual related to this aforementioned charge during the six months ended July 31, 2001 is summarized in the following table:

                                                                      Accrual Balance     Payments   Accrual Balance
                                                                      January 31, 2001      Made      July 31, 2001
                                                                      ----------------    --------   --------------
                                                                                (In thousands of dollars)
Cash charges:
------------
Professional fees associated with restatement of 1998 results,
   lawsuits and SEC investigation..................................             $  252        $ 51            $  201
Net insurance premiums and other costs related to class action
   litigation initiated against the Company in February 1999.......              1,000           -             1,000
Severance for certain executive, management and other staff........                219         173                46
                                                                                ------       ------           ------
Total..............................................................             $1,471        $224            $1,247
                                                                                ======       ======           ======


Note 8.   Accrued Liabilities

     Accrued liabilities are summarized as follows:

                                                                 As of
                                                         July 31,    January 31,
                                                           2001         2001
                                                         -------     ----------
                                                       (In thousands of dollars)

     Accrued expenses..............................     $  1,814       $2,333
     Accrual for Microlytics settlement............        2,050            -
     Accrued liquidation and dissolution charges...        1,816            -
     Accrued income taxes..........................        2,742        2,670
     Accruals for special charges..................        1,247        1,471
     Accruals for restructuring charges............          403        1,459
     Accrued expenses related to dispositions
       prior to fiscal year 2002...................          303          699
     Accrued salary, commissions and bonuses.......           52          739
                                                        --------       ------
                                                        $ 10,427       $9,371
                                                        ========       ======

Note 9.   Operations by Industry Segment

          Effective with the sale of the IED business on July 10, 2000 (see Note
5), the Company now operates in one line of business, eBT. The Company no longer manages its business in reportable segments. For the quarter ended July 31, 2000, the Company operated in two segments eBT and IED.

          Each segment's profit and loss for the three and six months ended July 31, 2000, reflects all income and losses, except for the items shown in the reconciliation information below. eBT's amounts below exclude the results of MediaBank which was disposed in June 2000.

Segment Disclosure

                                                                        Three Months Ended July 31, 2000
                                                                        --------------------------------
                                                                       eBT         Disposed         Totals
                                                                       ---         --------         ------
                                                                                  Businesses
                                                                          (In thousands of dollars)
Revenues from external customers.................................     $ 2,931       $ 2,724         $ 5,655
Depreciation and amortization expense............................         711           927           1,638
Segment profit (loss)............................................      (5,166)       (1,512)         (6,678)
Segment assets...................................................       8,683             -           8,683

                                                                         Six Months Ended July 31, 2000
                                                                         ------------------------------
                                                                       eBT         Disposed         Totals
                                                                       ---         --------         ------
                                                                                  Businesses
                                                                          (In thousands of dollars)
Revenues from external customers.................................     $ 6,865       $ 9,080        $ 15,945
Depreciation and amortization expense............................       1,435         1,805           3,240
Segment profit (loss)............................................      (8,274)       (1,832)        (10,106)
Segment assets...................................................       8,683             -           8,683

Reconciliation Information
Profit or loss three months ended July 31, 2000
-----------------------------------------------
                                                                                                            2000
                                                                                                            ----
                                                                                                  (In thousands of dollars)
          Total external loss for reportable segments..................................                  $    (6,678)
          Gain on sale of assets.......................................................                       35,563
          Other income (expense).......................................................                         (267)
          Net investment income........................................................                          474
          Unallocated corporate and other expenses.....................................                         (621)
                                                                                                        ------------
          Consolidated income before provision for income taxes........................                  $    28,471
                                                                                                        ============

Profit or loss six months ended July 31, 2000
---------------------------------------------
                                                                                                             2000
                                                                                                             ----
                                                                                                  (In thousands of dollars)
          Total external loss for reportable segments                                                    $   (10,106)
          Gain on sale of assets                                                                              35,563
          Other income (expense)                                                                                (267)
          Restructuring expenses.......................................................                       (1,835)
          Net investment income........................................................                        1,138
          Unallocated corporate and other expenses.....................................                       (2,795)
                                                                                                        ------------
          Consolidated income before provision for income taxes........................                  $    21,698
                                                                                                        ============

Note 10.  Subsequent Events

          On September 4, 2001 the Company filed a preliminary proxy statement with the Securities and Exchange Commission calling a shareholder meeting to approve the proposed Plan of Complete Liquidation and Dissolution. For a further discussion please see Note 7, "Special Charges" and Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation".

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview


      On May 22, 2001, the Board of Directors approved a plan to liquidate and dissolve the Company subject to the approval of the holders of a majority of its shares. On September 4, 2001, the Company filed with the Securities and Exchange Commission a preliminary proxy statement in connection with a special meeting of shareholders to vote upon a proposal to approve the Plan of Complete Liquidation and Dissolution. Once the preliminary proxy statement has been reviewed by the Commission and the definitive proxy statement has been mailed to shareholders a meeting will be held within approximately 35 days.


   In reaching its decision that the plan of liquidation and dissolution is in the best interests of the Company and its shareholders, the Board of Directors considered a number of factors. The preliminary proxy statement describes these factors in detail, including the Company's recent performance, the state of the content management industry, prevailing economic conditions and previous unsuccessful efforts to sell or merge the Company last year and more recently. The Board also considered restructuring the business in light of the Company's unsatisfactory revenue performance in the fiscal quarter ended April 30, 2001. These plans, including plans involving significant reductions in the Company's current operations, either entailed considerable risk, or did not demonstrate that positive operating cash flow or operating income could be achieved in a period of time acceptable to the Board, and required a significant amount of cash to fund the Company's operations prior to the achievement of potentially acceptable financial results. Consequently, the Board determined that it would not be advisable to continue the operations of the Company, which are currently reducing the Company's liquidity on a monthly basis. Additionally, for some time, the Company's stock has traded well below the anticipated cash liquidation value of the shares. Based on this information, the Board's business judgment of the risks associated with restructuring the business, and the advice of its advisors, the Board of Directors has concluded that distributing the Company's net liquid assets to stockholders would return the greatest value to shareholders as compared to other available alternatives. The Board of Directors also has received a fairness opinion from Morgan Stanley, a copy of which has been included in the preliminary proxy statement.


   In connection with the intent to liquidate, the Company has begun the orderly wind down of its operations, including laying off most of its employees, seeking purchasers for the sale of its intellectual property and other tangible and intangible assets and providing for its outstanding and potential liabilities. Effective July 1, 2001, the Company entered into an agreement with Red Bridge Interactive, Inc. ("Interactive") whereby Interactive assumed our maintenance and support obligations relating to DynaBase, engenda and entrepid. In connection with that agreement, we assigned Interactive our existing rights in the DynaBase and engenda products and provided Interactive with a limited, non-exclusive license of our rights in entrepid. Interactive was founded in June 2001 and is owned and managed by three former employees of eBT. Interactive is based in Providence, RI.

      The terms of our agreement require the Company to provide Interactive with an aggregate of $650,000 in funding from July 1, 2001 through March 1, 2002. The payments are to be made monthly and generally decline over this period, which corresponds to the maintenance and support obligations that we transferred to Interactive. In the event of a default by Interactive, which specifically includes performance of the obligations assumed by Interactive under the Company's former maintenance and support business, we may draw upon an irrevocable letter of credit provided by Interactive. At closing, this letter of credit had an initial principal amount of $350,000 and declines over the period from July 31, 2001 to March 31, 2002, at which time it will be terminated. Our agreement with Interactive also provides for the payment of royalties to eBT in the event Interactive earns gross revenue from the maintenance and support business or from the licensing of DynaBase, engenda and entrepid. The royalty periods expire at various times through July 1, 2004. The Company is unable to estimate at this time the amount of royalty income it may receive from Interactive and, accordingly, has not recognized any prospective cash value for capitalized product development costs or intellectual property assumed by or assigned to Interactive. There was no gain or loss in connection with this agreement.


   Upon approval of the Plan, the Board currently anticipates that an initial distribution of liquidation proceeds, in the amount of not less than $2.75 per common share, will be made to shareholders no later than December 31, 2001. The Board anticipates that shareholders could receive periodic additional liquidation proceeds totaling approximately $.45 per share. The estimated time frame and conditions required for payment of additional liquidation proceeds will be determined by the Board of Directors. The range of the total liquidating distribution may be able to be reported with greater precision at the time the proxy statement is mailed to shareholders.


   Under Delaware law, the Company will remain in existence as a non-operating entity for three years from the date the Company files a Certificate of Dissolution in Delaware and will maintain a certain level of liquid assets to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, the Company will attempt to convert its remaining assets to cash and settle its liabilities as expeditiously as possible. The Company is currently unable to estimate with certainty the amount of proceeds that it will realize upon the sale of its intellectual property and related assets, or the amount of retained cash that will be needed to satisfy the Company's current and estimated liabilities.


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


   As a result of the proposed liquidation, the Company has recorded a charge in the second fiscal quarter of 2002 of $10,477,000. The charge consists of $4,573,000 in severance and related costs including $473,000 of non-cash stock compensation charges related to the accelerated vesting of restricted stock and stock options, for the majority of its employees and executives, $2,904,000 related to the write-down of intangible assets, capitalized software costs and fixed assets, to their estimated fair values, $2,050,000 related to the settlement agreement with Microlytics, including legal fees, $495,000 related to the write down of unrecoverable prepaid expenses and other current assets and $455,000 related to professional and other fees incurred related to the orderly wind down of the Company's operations. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, however, they do reflect the above adjustments as a result of the proposed liquidation.


   If the Plan of Liquidation and Dissolution is approved by a majority of the Company's shareholders, we expect to provide to make a further net provision of up to $2,808,000 for the estimated liabilities of the Company, including a contingency reserve, the estimated costs of operations related to the probable liquidation and dissolution of the Company, and related tax benefits. The preliminary proxy statement filed with the Commission on September 4, 2001 includes this provision in the determination of the $3.20 per share in estimated minimum total net proceeds available for distribution to shareholders.




Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000
-----------------------------------------------------------------------------

      The Company's results for the second fiscal quarter of 2002 were materially impacted by the Board of Directors decision on May 22, 2001 to adopt a plan, subject to stockholder approval, to liquidate and dissolve the Company. In connection with the proposed plan to liquidate the Company has begun the orderly wind down of its operations, including laying off the most of its employees and entering into an agreement with Red Bridge Interactive, Inc. ("Interactive") whereby the Company assigned to Interactive its existing rights in the DynaBase and engenda products and provided Interactive with a limited, non-exclusive license of our rights in entrepid. In addition, Interactive assumed our maintenance and support obligations relating to DynaBase, engenda, and entrepid (see Note 5, "Divestures").

     The Company believes that these actions, including the fact that the Company did not recognize any license revenue during the period in the second fiscal quarter prior to the Board's action on May 22, 2001, makes the line item comparison of the results for three months ended July 31, 2001 to the results for the three months ended July 31, 2000 not useful or relevant. Therefore, the Company has not provided a period-to-period comparison. For a more detailed description of the background and reasons leading up to the Board's action on May 22, 2001 that led to approval of a plan, subject to stockholder approval, to liquidate and dissolve the Company, please refer to our preliminary proxy statement filed with the Securities and Exchange Commission on September 4, 2001.



Six Months Ended July 31, 2001 Compared to Six Months Ended July 31, 2000
-------------------------------------------------------------------------

     The Company believes that the aforementioned actions, including the fact that the Company did not recognize any license revenue from new customer contracts during the periods in the first and second fiscal quarter prior to the Board's action on May 22, 2001, makes the line item comparison of the results for six months ended July 31, 2001 to the results for the six months ended July 31, 2000 not useful or relevant. Therefore, the Company has not provided a period-to-period comparison. For a more detailed description of the background and reasons leading up to the Board's action on May 22, 2001 that led to approval of a plan, subject to stockholder approval, to liquidate and dissolve the Company, please refer to our preliminary proxy statement filed with the Securities and Exchange Commission on September 4, 2001.

Liquidity and Capital Resources
-------------------------------

     Our operating activities used cash of $10,086,000 for the six months ended July 31, 2001 compared to $6,301,000 for the six months ended July 31, 2000. The decreased contribution from operating activities of $3,785,000 was due primarily to unsatisfactory operating results and reduced revenue production through May 22, 2001 and subsequent commencement of the orderly wind down of operations.

     Our investing activities generated cash of $249,000 for the six months ended July 31, 2001 compared to $51,395,000 for the six months ended July 31, 2000. The decreased contribution of $51,146,000 was due primarily to the proceeds generated in fiscal 2001 from the sale of our IED division in July 2000, paired with collections in July 2000 of receivables on both the DynaText and PDM divestitures that took place in fiscal 2000. These three transactions generated net cash proceeds of $46,889,000, $909,000 and $2,696,000, respectively during July 2000.

     Our financing activities used cash of $1,060,000 for the six months ended July 31, 2001 compared to providing cash of $114,000 for the six months ended July 31, 2000. The decrease of $1,174,000 was due primarily to an increased use of cash to repurchase on the open market an aggregate of 506,000 shares of the Company's common stock; at a total cost of approximately $1,283,000.

     As of July 31, 2001, we had working capital of $50,774,000. Total cash, cash equivalents and marketable securities at July 31, 2001 were $60,411,000.

      On May 22, 2001, the Board of Directors approved a plan to liquidate and dissolve the Company subject to the approval of the holders of a majority of its shares. On September 4, 2001, the Company filed a preliminary proxy statement, with the Securities and Exchange Commission ("Commission"), calling a shareholder meeting to approve the proposed Plan of Complete Liquidation and Dissolution. Once the proxy statement has been reviewed by the Commission and mailed to shareholders a meeting will be held within approximately 35 days. Based upon current information, the Company anticipates that net assets available for distribution to shareholders will be approximately $3.20 per share.


   If the stockholders approve the proposed Plan, we currently anticipate that, we will distribute to the stockholders not less than $2.75 per share of common stock (based on 14,857,000 shares of common stock outstanding as of July 25, 2001 and 96,000 shares of common stock expected to be issued upon the exercise of outstanding stock options). We anticipate that stockholders may receive periodic additional liquidation proceeds totaling approximately $.45 per share. The actual nature, amount and timing of all distributions will be determined by the Board in its sole discretion, and will depend in part upon eBT's ability to convert certain remaining assets into cash, settle certain obligations and the amount of royalty income, if any, received pursuant to the Interactive transaction. The liquidation is currently expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts.


          As soon as the Company discovered that it would be necessary to restate certain of its financial results for the first three quarters of 1998, the Company immediately and voluntarily provided this information to the U.S. Securities and Exchange Commission. On June 2, 1999, the Company was informed that the U.S. Securities and Exchange Commission had issued a Formal Order of Private Investigation in connection with matters relating to the previously announced restatement of the Company's 1998 financial results. On June 26, 2001 the Company received notice from the staff of the Boston office of the Securities and Exchange Commission (the "Commission") that it has completed its investigation of the Company pursuant to the Formal Order of Private Investigation issued in connection with matters relating to the restatement of the Company's 1998 financial results. The staff has advised the

Company that its preliminary findings with regard to the Company involve no administrative sanctions or financial fines or penalties. However, these findings are subject to the Commission's review. The staff has also indicated that it may recommend that the Commission file civil injunctive actions with regard to three former officers of the Company. The Company is obligated under its By-laws to indemnify these former officers for expenses reasonably incurred in connection with the Commission's investigation, including the defense costs for actions that may be pursued by the Commission and resultant fines and penalties should they be assessed. The Commission has not yet determined whether it will pursue civil injunctive actions against all or some of the former officers, and the staff's findings as to the Company are preliminary. We cannot predict the ultimate resolution of this action at this time as it relates to the Company or the former officers.


      On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against the Company in the United States Bankruptcy Court for the Western District of New York. The lawsuit is captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-2177. The complaint seeks turnover of purported property of the estates and damages for the Company's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, the Company filed its Answer and Demand for Jury Trial. Also, on August 19, 1999, the Company filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted the Company's motion for the purposes of dispositive motions and trial. On August 29, 2001, the Company agreed to settle the complaint filed by Microlytics on June 9, 1999. The terms of the settlement, which are contingent on obtaining the approval of the United States Bankruptcy Court for the Western District of New York, include the payment of $2,000,000 to Microlytics.

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

Risk Factors
------------

     This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income, earnings per share, cash flows and the proposed liquidation and dissolution. Factors that may cause actual results to differ materially from these forward looking statements include the following: the amounts to be realized in connection with the sale of the Company's assets, the ability of the Company to effect an orderly wind down of its operations, the effect of litigation in which the Company is involved, the possible amendment, delay in implementation of the plan of liquidation and dissolution, the timing and amount of payments to shareholders and unknown liabilities which may be asserted in connection with the liquidation. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 for a description of certain additional factors that may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements.


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



Item 4.  Submission of Matters to a Vote of Security Holders

       The disclosure concerning the vote of the Company's stockholders at its annual meeting held on May 31, 2001 is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the first quarter ended April 30, 2001.

Item 6.  Exhibits and Reports on Form 8-K


        (a)  Exhibits:
             The following are filed as exhibits to this Form 10-Q

             Exhibit 10.1 Agreement and Release between James Ringrose and the Company, dated May 31, 2001

             Exhibit 10.2 Agreement and Release between William Stone and the Company, dated May 31, 2001

             Exhibit 10.3 Agreement and Release between Christopher Burns and the Company, dated May 31, 2001

             Exhibit 10.4 Employment Agreement between Stephen O. Jaeger and the Company, dated June 1, 2001

        (b)  Reports on Form 8-K

        Registrant filed one (1) report on Form 8-K during the quarter ended July 31, 2001

        (i)     Current Report on Form 8-K dated May 23, 2001 reporting under
                Item 5 (Other Events), the Company's press release announcing its Plan of Complete Liquidation and Dissolution.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         eBT INTERNATIONAL, INC.

    September 14, 2001                   By: /s/ Christopher M. Burns
                                            ---------------------------
                                         Christopher M. Burns
                                         Chief Financial Officer
                                         (Chief Accounting Officer)


    September 14, 2001                   By: /s/ Stephen O. Jaeger
                                            ---------------------------
                                         Stephen O. Jaeger
                                         Chief Executive Officer