Form 10-Q
period 2001-10-31
EBT INTERNATIONAL INC
filed 2001-12-14
CIK 917471

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 2001
                               ------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  ---------------------------

Commission File Number:                    000-23384
                       --------------------------------------------------------

                            eBT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                            04-3216243
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. incorporation or
organization)                                     Employer Identification No.)


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
                                    Yes  X       No
                                       -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at December 14, 2001
---------------------------------------        --------------------------------
Common Stock (par value $.01 per share)                   14,836,701
                            eBT INTERNATIONAL, INC.
                                FORM 10-Q INDEX



                                                                           Page No.
                                                                           --------
Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statement of Net Assets in
         Liquidation as of October 31, 2001                                      3

         Condensed Consolidated Balance Sheets - (Going
         Concern Basis) as of January 31, 2001                                   4

         Condensed Consolidated Statements of Changes in Net Assets
         in Liquidation for The Three Months Ended October  31, 2001             5

         Condensed Consolidated Statements of Operations -
         (Going Concern Basis) for the Six Months ended July 31, 2001
         and for the Three and Nine Months Ended October 31, 2000                6

         Condensed Consolidated Statements of Cash Flows -
         (Going Concern Basis) Six Months Ended July 31, 2001
         and for the Nine Months Ended October 31, 2000                          7

         Notes to Condensed Consolidated Financial
         Statements                                                           8-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Status of Liquidation                                 12-14

Item 3.  Quantitative and Qualitative Disclosures About                         14
         Market Risk

Part II. Other Information

Item 1.  Legal Proceedings                                                      15

Item 6.  Exhibits and Reports on Form 8-K                                       15

         Signatures                                                             16


                            eBT INTERATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               OCTOBER 31, 2001
                                   Unaudited
                                (In thousands)


Estimated Values of Assets of the Company
        Cash and cash equivalents                                              $43,152
        Marketable securities                                                   14,524
        Receivables and other current assets                                     1,008
        Estimated future interest income                                           332
                                                                               -------
                Total estimated assets                                         $59,016
                                                                               -------

Estimated Liabilities of the Company
        Accounts payable and accrued expenses                                  $(4,906)
        Accrued payroll and severance                                             (714)
        Accrued litigation settlement costs                                       (989)
        Accrued income taxes, other accrued expenses, and reserves              (2,335)
                                                                               -------
                Total estimated liabilities                                    $(8,944)
                                                                               -------

Estimated Future Operating Costs
        Compensation for liquidation personnel                                 $  (369)
        Insurance, utilities and facility costs                                   (632)
        Legal, audit and other professional fees                                  (470)
                                                                               -------
                Total estimated operating costs                                 (1,471)
                                                                               -------
        Estimated net assets available for distribution to shareholders        $48,601
                                                                               -------





See accompanying notes to unaudited condensed consolidated financial statements.

                            eBT INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED BALANCE SHEETS - (GOING CONCERN BASIS)
                               JANUARY 31, 2001
                                   Unaudited
              (In thousands, except share and per share amounts)


                                                                                  January 31,
                                                                                     2001
                                                                                  ----------
                                   ASSETS
                                   ------
Current assets:
   Cash and cash equivalents                                                         $56,709
   Marketable securities                                                               8,961
   Accounts receivable, net of allowances of $687                                      3,195
   Receivables from asset sales                                                        5,973
   Prepaid expenses and other current assets                                             537
                                                                                     -------
        Total current assets                                                          75,375

Property and equipment, net                                                            2,402
Product development costs, net                                                         1,187
Long-term accounts receivable                                                             90
Licensed technology and advances, net                                                    948
                                                                                     -------
TOTAL ASSETS                                                                         $80,002
                                                                                     =======
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
   Accounts payable                                                                     $836
   Accrued liabilities                                                                 9,371
   Unearned revenue                                                                    1,508
                                                                                     -------
        Total current liabilities                                                     11,715

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued
   Common stock, $.01 par value; 50,000,000 shares authorized; 16,938,033
      shares issued at January 31, 2001.                                                 169
   Capital in excess of par value                                                    157,712
   Accumulated deficit                                                               (84,118)
                                                                                     -------
                                                                                      73,763
   Unamortized value of restricted shares                                               (433)
   Notes receivable from stock purchase agreements                                      (200)
   Treasury stock, at cost 1,705,075 shares at
    January 31, 2001                                                                  (4,843)
                                                                                     -------
        Total stockholders' equity                                                    68,287
                                                                                     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $80,002
                                                                                     =======



See accompanying notes to unaudited condensed consolidated financial statements.

                            eBT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF
                      CHANGES IN NET ASSETS IN LIQUIDATION
                                  (Unaudited)
                                (In thousands)



                                                             THREE MONTHS
                                                        ENDED OCTOBER 31, 2001

Stockholders' equity, August 1, 2001                           $50,774

Adjust assets and liabilities to estimated fair value           (2,447)
                                                               -------
Estimated net assets in liquidation, as of August 1, 2001       48,327

Cash received from sale of fixed assets                            274
                                                               -------
Estimated net assets in liquidation, October 31, 2001          $48,601
                                                               =======
                            eBT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (GOING CONCERN BASIS)
                                   Unaudited
                   (In thousands, except per share amounts)


                                                                 Six months           Three months          Nine months
                                                                   ended                 ended                ended
                                                                  July 31,            October 31,           October 31,
                                                                   2001                  2000                  2000
                                                                -----------           ------------         ------------
Revenues:
   Product licenses                                             $      -               $   728                $11,896
   Services                                                          429                 1,804                  6,581
                                                                --------               -------                -------
   Total revenues                                                    429                 2,532                 18,477

Cost of revenues:
   Product licenses                                                    -                   502                  2,766
   Services                                                          325                 1,455                  4,875
                                                                --------               -------               --------
   Total cost of revenues                                            325                 1,957                  7,641
                                                                --------               -------               --------
Gross profit                                                         104                   575                 10,836
Operating expenses:
   Sales and marketing                                             1,171                 3,006                 11,940
   Product development                                               416                 1,675                  9,197
   General and administrative                                        806                 1,347                  7,492
   Amortization of intangible assets                                   -                     -                    561
   Restructuring expenses                                            (34)                    -                  1,835
   Special charges                                                10,477                     -                      -
                                                                --------               -------               --------
       Total operating expenses                                   12,836                 6,028                 31,025
                                                                --------               -------               --------
Operating loss                                                   (12,732)               (5,453)               (20,189)

Non-operating income:
  Net investment and other income                                  1,046                 1,206                  2,345
  Gain on sale of assets, net                                        230                 1,147                 36,443
                                                                --------               -------               --------
Income (loss) before provision for income taxes                  (11,456)               (3,100)                18,599

Provision for income taxes                                             -                     -                    300
                                                                --------               -------                -------
Net income (loss)                                               $(11,456)              $(3,100)               $18,299
                                                                ========               =======                =======
Earnings (loss) per common share                                $  (0.77)              $ (0.19)               $  1.10
                                                                ========               =======                =======
                                                                $  (0.77)              $ (0.19)               $  1.07
                                                                ========                ======                =======
Earnings (loss) per common share, assuming dilution

Weighted average shares outstanding
  Basic                                                           14,812                16,535                 16,603
  Diluted                                                         14,812                16,535                 17,157




See accompanying notes to unaudited condensed consolidated financial statements.

                            eBT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (GOING CONCERN BASIS)
                                   Unaudited
                           (In thousands of dollars)

                                                                                                     Six months   Nine months
                                                                                                        ended        ended
                                                                                                       July 31,    October 31,
                                                                                                         2001          2000
                                                                                                      --------      --------
Cash flows (used in) provided by operating activities:
  Net income (loss)                                                                                   $(17,029)     $ 18,299
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                                                          330         1,251
     Amortization                                                                                          440         3,258
     Stock compensation expense                                                                            102           177
     Non-cash restructuring expenses                                                                         -           196
     Impairment and special charges                                                                      4,659             -
     Sale of assets, net                                                                                     -       (36,443)
                                                                                                      --------      --------
                                                                                                       (11,498)      (13,262)
  Changes in operating assets and liabilities:
     Accounts receivable                                                                                 3,082         5,688
     Prepaid expenses and other current assets                                                            (609)        1,178
     Accounts payable and accrued liabilities                                                              447        (4,383)
     Other assets and liabilities                                                                       (1,508)       (2,095)
                                                                                                      --------      --------
          Net cash used in operating activities                                                        (10,086)      (12,874)

Cash flows provided by (used in) investing activities:
    Property and equipment expenditures                                                                    (55)         (686)
    Capitalized product development costs                                                                    -        (1,138)
    Proceeds from asset sales                                                                            5,942        51,421
    Net (purchases) proceeds from sales of marketable securities                                        (5,638)        4,602
                                                                                                      --------      --------
          Net cash provided by investing activities                                                        249        54,199

Cash flows provided by (used in) financing activities:
   Proceeds from employee stock plans                                                                      223           479
   Purchases of treasury stock                                                                          (1,283)       (1,714)
   Payments under capital lease obligations                                                                  -           (37)
                                                                                                       -------      --------
          Net cash provided by (used in) financing activities                                           (1,060)       (1,272)

Net increase (decrease) in cash and cash equivalents                                                   (10,897)       40,053
Cash and cash equivalents at beginning of period                                                        56,709        31,408
                                                                                                      --------      --------
Cash and cash equivalents at end of period                                                            $ 45,812      $ 71,461
                                                                                                      ========      ========
Supplemental disclosure of non-cash financing activities:
  Issuance of restricted stock as employee compensation                                                      -      $   (734)





See accompanying notes to unaudited condensed consolidated financial statements.

                             eBT INTERNATIONAL, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                OCTOBER 31, 2001

NOTE 1.  BASIS OF PRESENTATION


     On May 22, 2001, the Board of Directors of eBT International, Inc. (the "Company") approved a plan to liquidate and dissolve the Company subject to the approval of the holders of a majority of its shares. On October 4, 2001, the Company mailed to shareholders its proxy statement in connection with a special meeting of shareholders to vote upon a proposal to approve a Plan of Complete Liquidation and Dissolution ("Plan"). The holders of a majority of the Company's shares approved the Plan on November 8, 2001. A certificate of dissolution was filed with the state of Delaware on November 8, 2001. The initial cash distribution under the Plan will be $ 3.00 per share. This payment was made on December 13, 2001 to shareholders of record at the close of business on December 7, 2001. The total amount of the payment was $44,510,000. The Company previously indicated that the initial cash distribution would be at least $ 2.75 per share.

     On November 19, 2001 the Company announced an increase in the minimum total net proceeds estimated to be available for distribution to shareholders over the liquidation period to approximately $3.25 per share. The increase in per share distribution recognizes the cash proceeds received for the sale of certain fixed assets, the reduction in certain liabilities, and an adjustment to decrease the amount of investment income expected to be received during the liquidation period. The first of the periodic additional payments totaling approximately $ .25 per share are expected to commence in 2002, subject to the conditions set forth in the October 3, 2001 proxy statement.

     The Company adopted the liquidation basis of accounting with effect from August 1, 2001, whereby assets are recorded at their estimated net realizable values, liabilities are recorded at their estimated settlement amounts and a reserve has been provided for potential claims. The valuation of assets and liabilities requires many estimates and assumptions by management and there may be substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, potential royalties from Red Bridge Interactive, Inc. (see Note 4), the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan including management fees and administrative costs during the liquidation period, and the time frame it takes to complete the liquidation.

     The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Company's annual report on Form 10-K for the year ended January 31, 2001 and Schedule 14 (Proxy Statement) dated October 3, 2001.

     The interim financial information contained herein is unaudited; however; in the opinion of management, all adjustments necessary for the fair presentation of such financial information on a liquidation basis have been included.

     The January 31, 2001 year-end balance sheet data presented herein was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2.   PLAN CHARGES, NET

     Immediately following the Board of Directors May 22, 2001 approval of the Plan, subject to shareholder approval, the orderly wind down of the Company was begun. The actions taken at that time included the laying off of most Company employees, seeking purchasers for intellectual property and other tangible and intangible assets, identifying outstanding and potential liabilities and estimating the administrative and professional costs to complete the wind-up of the Company's affairs. These actions resulted in a charge of $10,477,000 in the second fiscal quarter of 2002. The charge consisted of $4,573,000 in severance and related costs including $473,000 of non-cash stock compensation charges related to the accelerated vesting of restricted stock and stock options for the majority of its employees and executives, $2,904,000 related to the write-down of intangible assets, capitalized software costs and fixed assets to their estimated fair values, $2,050,000 related to the settlement agreement with Microlytics including legal fees, $495,000 related to the write down of unrecoverable prepaid expenses and other current assets and $455,000 related to professional and other fees incurred that were related to the orderly wind down of the Company's operations. In connection with the finalization of the October 3, 2001 proxy statement, and to reflect the liquidation basis of accounting, the Company decreased the value of its net assets in liquidation by $2,925,000 from the amount of shareholders' equity as at July 31, 2001.

NOTE 3.  ESTIMATED LIABILITIES OF THE COMPANY

     The estimated liabilities of the Company that are set forth in the October 31, 2001 "Consolidated Statement of Net Assets in Liquidation" have been presented on the following basis:

(A) Accounts payable and accrued expenses include all amounts that remain unpaid for restructuring activities and special charges taken by the Company through January 31, 2001 except estimated costs related to the United States Securities and Exchange Commission's (the "Commission") formal order of private investigation issued in connection with matters relating to the previously announced restatement of the Company's financial results for the first three calendar quarters of 1998. Also included are amounts that have been settled since October 3, 2001, the date of the definitive proxy statement. The settlement costs for these matters, which include the termination of the Company's lease for its Providence, RI headquarters, were reported in the October 3, 2001 proxy statement under contingency reserve and other expenses. The lease termination settlement was paid in November 2001.
(B) Accrued payroll and severance relates entirely to the Plan and includes severance and related costs for certain of the Company's former executive officers.
(C) Accrued litigation settlement costs principally represent estimated amounts that may be payable under the Company's By-laws to indemnify certain former officers for expenses reasonably incurred in connection with the Commission's investigation of the restatement of the Company's results for the first three calendar quarters of 1998. However, the Company's By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company. Such officers have signed an undertaking to repay prior amounts advanced by the Company on their behalf if they fail to meet this standard. Further, in this instance, the Company may not be required to make any further payments to the individuals and any remaining unpaid amounts will result in an increase in the total net proceeds estimated as available for distribution to shareholders.
(D) Accrued income taxes payable at October 31, 2001 were $792,000; other expenses and the reserves for possible future claims total $1,543,000 at October 31, 2001.

NOTE 4.  DIVESTITURES

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


     Our agreement with Interactive also provides for the payment of royalties to eBT in the event Interactive earns gross revenue from the maintenance and support business or from the licensing of DynaBase, engenda and entrepid. The royalty periods expire at various times through July 1, 2004. The Company is unable to estimate at this time the amount of royalty income it may receive from Interactive and, accordingly, did not assign any value to the capitalized product development costs or intellectual property assumed by or assigned to Interactive. Through December 13, 2001, the Company has not received nor is it currently entitled to any royalty income from Interactive.




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



NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

     On June 26, 2001 the Company received notice from the staff of the Boston office of the Securities and Exchange Commission (the "Commission") that it had completed its investigation of the Company pursuant to the Formal Order of Private Investigation issued in connection with matters relating to the restatement of the Company's 1998 financial results. The staff has advised the Company that its preliminary findings with regard to the Company involve no administrative sanctions or financial fines or penalties. However, these findings are subject to the Commission's review. The staff has also indicated that it may recommend that the Commission file civil injunctive actions with regard to three former officers of the Company. The Company is obligated under its By-laws to indemnify these former officers for expenses reasonably incurred in connection with the Commission's investigation, including the defense costs for actions that may be pursued by the Commission and resultant fines and penalties should they be assessed. However, the Company's By-laws provide that an officer is not entitled to such indemnification if is adjudicated or determined that such officer did not act in good faith or in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company. The Commission has not yet determined whether it will pursue civil injunctive actions against all or some of the former officers, and the staff's findings as to the Company are preliminary. We cannot predict the ultimate resolution of this action at this time as it relates to the Company or the former officers.

     On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against the Company in the United States Bankruptcy Court for the Western District of New York. The lawsuit is captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-2177. The complaint seeks turnover of purported property of the estates and damages for the Company's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, the Company filed its Answer and Demand for Jury Trial. Also, on August 19, 1999, the Company filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted the Company's motion for the purposes of dispositive motions and trial. On August 29, 2001, the Company agreed to settle the June 9, 1999 complaint filed by Microlytics. The terms of the settlement, which were approved by the United States Bankruptcy Court for the Western District of New York on September 21, 2001, included the payment of $2,000,000 to Microlytics, which was accrued at July 31, 2001. The $2,000,000 payment was made in September 2001.

     During February 2000, certain shareholders of the Company filed two substantially similar putative class action complaints against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts that are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. They assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of
Section 20(a) of the Exchange Act. On June 14, 2000, the District Court ordered that both actions be consolidated into one lawsuit entitled In Re Inso Corporation Securities Litigation, Civil Action No. 00-103050-GAO. The plaintiffs filed a consolidated amended complaint on February 21, 2001. The plaintiffs alleged that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They sought unspecified damages. On April 9, 2001, the Company filed a motion to dismiss the lawsuit on the grounds that the plaintiffs failed to state a claim under the relevant securities laws. After receiving the Company's motion to dismiss, the plaintiffs themselves moved to dismiss the lawsuit with prejudice on April 23, 2001. The plaintiffs received no consideration for, and the Company assented to, the dismissal. On September 25, 2001 the United States District Court for the District of Massachusetts approved the plaintiffs' motion to dismiss the putative class action complaint filed against the Company.

     We may also be subject to various legal proceedings and claims that may arise during liquidation. We currently believe that any such proceedings and claims will not have a material adverse impact on the Company's estimate of net assets in liquidation.

Note 6. Subsequent Events

     On November 19, 2001 the Company announced that the initial cash distribution under the Plan would be $3.00 per share. This payment was made on December 13, 2001 to shareholders of record at the close of business on December 7, 2001. The total amount of the payment was $44,510,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

   Overview

     On May 22, 2001, the Board of Directors of eBT International, Inc. (the "Company") approved a plan to liquidate and dissolve the Company subject to the approval of the holders of a majority of its shares. On October 4, 2001, the Company mailed to shareholders its proxy statement in connection with a special meeting of shareholders to vote upon a proposal to approve a Plan of Complete Liquidation and Dissolution ("Plan"). The holders of a majority of the Company's shares approved the Plan on November 8, 2001. A certificate of dissolution was filed with the state of Delaware on November 8, 2001. The initial cash distribution under the Plan will be $ 3.00 per share. This payment was made on December 13, 2001 to shareholders of record at the close of business on December 7, 2001. The total amount of the payment was $44,510,000. The Company previously indicated that the initial cash distribution would be at least $ 2.75 per share.

     On November 19, 2001 the Company announced an increase in the minimum total net proceeds estimated to be available for distribution to shareholders over the liquidation period to approximately $3.25 per share. The increase in per share distribution recognizes the cash proceeds received for the sale of certain fixed assets, the reduction in certain liabilities, and an adjustment to decrease the amount of investment income expected to be received during the liquidation period. The first of the periodic additional payments totaling approximately $
 .25 per share are expected to commence in 2002, subject to the conditions set forth in the October 3, 2001 proxy statement.

     In reaching its decision that the Plan is in the best interests of the Company and its shareholders, the Board of Directors considered a number of factors. The October 3, 2001 proxy statement describes these factors in detail, including the Company's recent performance, the state of the content management industry, prevailing economic conditions and previous unsuccessful efforts to sell or merge the Company last year and more recently. The Board also considered restructuring the business in light of the Company's unsatisfactory revenue performance in the fiscal quarter ended April 30, 2001. These plans, including plans involving significant reductions in the Company's current operations, either entailed considerable risk, or did not demonstrate that positive operating cash flow or operating income could be achieved in a period of time acceptable to the Board, and required a significant amount of cash to fund the Company's operations prior to the achievement of potentially acceptable financial results. Consequently, the Board determined that it would not be advisable to continue the operations of the Company, which were reducing the Company's liquidity on a monthly basis. Additionally, for some time, the Company's stock traded well below the anticipated cash liquidation value of the shares. Based on this information, the Board's business judgment of the risks associated with restructuring the business, and the advice of its advisors, the Board of Directors concluded that distributing the Company's net liquid assets to stockholders would return the greatest value to shareholders as compared to other available alternatives. The Board of Directors received a fairness opinion from Morgan Stanley, a copy of which has been included in the proxy statement.

     In connection with the Board of Directors May 22, 2001 decision to pursue the Plan, the Company immediately began the orderly wind down of its operations, including laying off most of its employees, seeking purchasers for the sale of its intellectual property and other tangible and intangible assets and providing for its outstanding and potential liabilities. These actions resulted in a charge of $10,477,000 in the second fiscal quarter of 2002. The charge consisted of $4,573,000 in severance and related costs including $473,000 of non-cash stock compensation charges related to the accelerated vesting of restricted stock and stock options for the majority of its employees and executives, $2,904,000 related to the write-down of intangible assets, capitalized software costs and fixed assets to their estimated fair values, $2,050,000 related to the settlement agreement with Microlytics including legal fees, $495,000 related to the write down of unrecoverable prepaid expenses and other current assets and $455,000 related to professional and other fees incurred that were related to the orderly wind down of the Company's operations. Effective July 1, 2001, the Company entered into an agreement with Red Bridge Interactive, Inc. ("Interactive") whereby Interactive assumed our maintenance and support obligations relating to DynaBase, engenda and entrepid. In connection with that agreement, we assigned Interactive our existing rights in the DynaBase and engenda products and provided Interactive with a limited, non-exclusive license of our rights in entrepid. Interactive was founded in June 2001 and is owned and managed by three former employees of eBT. Interactive is based in Providence, RI.

     The terms of our agreement with Interactive require the Company to provide Interactive with an aggregate of $650,000 in funding from July 1, 2001 through March 1, 2002. The payments are being made monthly and generally decline over this period, which corresponds to the maintenance and support obligations that we transferred to Interactive. In the event of a default by Interactive, which specifically includes performance of the obligations assumed by Interactive under the Company's former maintenance and support business, we may draw upon an irrevocable letter of credit provided by Interactive. At closing, this letter of credit had an initial principal amount of $350,000 and declines over the period from July 31, 2001 to March 31, 2002, at which time it will be terminated. Our agreement with Interactive also provides for the payment of royalties to eBT in the event Interactive earns gross revenue from the maintenance and support business or from the licensing of DynaBase, engenda and entrepid. The royalty periods expire at various times through July 1, 2004. The Company is unable to estimate at this time the amount of royalty income it may receive from Interactive and, accordingly, has not recognized any prospective cash value for capitalized product development costs or intellectual property assumed by or
assigned to Interactive.   Through December 13, 2001, the Company has not
received nor is it currently entitled to any royalty income from Interactive.

     Under Delaware law, the Company will remain in existence as a non-operating entity for three years from November 8, 2001 and will maintain a certain level of liquid assets to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, the Company will attempt to convert its remaining assets to cash and settle its liabilities as expeditiously as possible.

     The Company filed a Certificate of Dissolution with the State of Delaware on November 8, 2001. The Company expects that its shares will be delisted from the Nasdaq Stock Market in connection with the dissolution, but the shares may be eligible for trading on the NASD's electronic bulletin board.


Status of Liquidation
---------------------

     During the second quarter of fiscal 2002, the Company terminated its operations and begun the orderly wind down of its operations, including laying off most of its employees. During the third quarter of fiscal 2002 the Company recorded the adjustments required under generally accepted accounting principles to present the financial statements on a liquidation basis, which reflects the carrying amounts of assets and liabilities estimated to be incurred during the Company's liquidation period. As a result, the operations of the Company are not comparable to prior period activity.

Liquidity and Capital Resources
-------------------------------

     The Company's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount and timing of all future distributions will be determined by the Board in its sole discretion, and will depend in part upon eBT's ability to convert certain remaining assets into cash, settle certain obligations and the amount of royalty income, if any, received pursuant to the Interactive transaction. The liquidation is currently expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. The initial cash distribution under the Plan will be $ 3.00 per share. This payment was made on December 13, 2001 to shareholders of record at the close of business on December 7, 2001. The total amount of the payment was $44,510,000.

Risk Factors
------------

     This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income, earnings per share, cash flows and the liquidation and dissolution. Factors that may cause actual results to differ materially from these forward looking statements include the following: the ability of the Company to effect an orderly wind down of its operations, the timing and amount of payments to shareholders and unknown liabilities which may be asserted in connection with the liquidation. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 and the Company's proxy statement dated October 3, 2001 for a description of certain additional factors that may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk disclosures set forth in its fiscal 2001 Annual Report filed on Form 10-K have not changed significantly.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against the Company in the United States Bankruptcy Court for the Western District of New York. The lawsuit is captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-2177. The complaint seeks turnover of purported property of the estates and damages for the Company's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint seeks damages of at least $11,750,000. On August 19, 1999, the Company filed its Answer and Demand for Jury Trial. Also, on August 19, 1999, the Company filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted the Company's motion for the purposes of dispositive motions and trial. On August 29, 2001, the Company agreed to settle the June 9, 1999 complaint filed by Microlytics. The terms of the settlement, which were approved by the United States Bankruptcy Court for the Western District of New York on September 21, 2001, included the payment of $2,000,000 to Microlytics. The $2,000,000 payment was made in September 2001.


     During February 2000, certain shareholders of the Company filed two substantially similar putative class action complaints against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts that are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10305GAO; Group One Limited, et al. v. Inso Corp., et al., Civil Action No. 00-CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. They assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of
Section 20(a) of the Exchange Act. On June 14, 2000, the District Court ordered that both actions be consolidated into one lawsuit entitled In Re Inso Corporation Securities Litigation, Civil Action No. 00-103050-GAO. The plaintiffs filed a consolidated amended complaint on February 21, 2001. The plaintiffs alleged that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They sought unspecified damages. On April 9, 2001, the Company filed a motion to dismiss the lawsuit on the grounds that the plaintiffs failed to state a claim under the relevant securities laws. After receiving the Company's motion to dismiss, the plaintiffs themselves moved to dismiss the lawsuit with prejudice on April 23, 2001. The plaintiffs received no consideration for, and the Company assented to, the dismissal. On September 25, 2001 the United States District Court for the District of Massachusetts approved the plaintiffs' motion to dismiss the putative class action complaint filed against the Company.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: None

     (b) Reports on Form 8-K

     Registrant filed no reports on Form 8-K during the quarter ended October 31, 2001

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         eBT INTERNATIONAL, INC.


                                         By: /s/ Stephen O. Jaeger
                                           -----------------------
                                         Stephen O. Jaeger
                                         Chief Executive Officer