Form 10-K
period 2002-01-31
EBT INTERNATIONAL INC
filed 2002-05-01
CIK 917471

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                  For the fiscal year ended: January 31, 2002
                       Commission File Number: 000-23384

                               -----------------

                            eBT International, Inc.
            (Exact name of registrant as specified in its charter)

                               -----------------

                      Delaware                 04-3216243
                   (State or other
                   jurisdiction of
                  incorporation or          (I.R.S. Employer
                    organization)          Identification No.)

                          P.O. Box 1029, Scituate, MA
                   (Address of principal executive offices)
                                     02047
                                  (Zip code)
                                (781) 319-0460
             (Registrant's telephone number, including area code)


                               -----------------

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

                                        Outstanding at April 22,
                        Class                     2002
                        -----                     ----
               Common Stock (par value
                   $.01 per share)             14,685,001

   As of April 22, 2002, the aggregate market value of common stock held by non-affiliates of the registrant was $3,818,000.

                   Documents Incorporated by Reference--NONE

================================================================================

                                   Form 10-K

   This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors of which we are aware that may cause our estimate of the minimum net proceeds available for distribution to shareholders to vary materially from those forecasted or projected in any such forward-looking statement. Please see "Risk Factors" for a discussion of certain, but not necessarily all, of the factors that we believe could cause our estimate of the minimum net proceeds available for distribution to shareholders to be materially less than those forecasted or projected in any forward-looking statement.

                                    Part I

Item 1.  Business

   eBT International, Inc. ("eBT", or "Company") formerly developed and marketed enterprise-wide Web content management software solutions and associate services. The Company was incorporated under the laws of the State of Delaware.

   The Board of Directors unanimously adopted a Plan of Complete Liquidation and Dissolution ("Plan"), subject to stockholder approval on May 22, 2001. The Board concluded that the Plan was in the best interests of eBT and its stockholders after considering a number of factors. Among the factors the Board considered were as follows:

  . our recent unsatisfactory revenue performance, particularly the results from the fiscal quarter ended April 30, 2001 when we did not generate any revenue from the license of software products;

  . the competitive nature of the content management industry and our position within that industry;

  . prevailing economic conditions both generally and within the content management sector;

  . our inability to identify a buyer or strategic alliance partner acceptable to us;

  . the significant risks associated with restructuring our business, including the conclusion that positive operating cash flow or operating income could not be achieved in a period of time satisfactory to the

  . Board and that a significant amount of cash would be spent to fund our operations prior to the achievement, if any, of potentially acceptable financial results;

  . the Board's belief that distribution of our assets in liquidation could produce more value to our stockholders than if the stockholders held shares of common stock; and

  . Morgan Stanley's opinion dated May 22, 2001, that based upon and subject to the considerations set forth in its opinion, the consideration to be received by the holders of our common stock pursuant to the Plan was fair to them from a financial point of view.

   The Plan was approved by the holders of a majority of the Company's outstanding shares on November 8, 2001. The key features of the Plan are (1) the conclusion of all business activities, other than those related to the execution of the Plan; (2) the sale or disposal of all of the Company's non-cash assets; (3) the establishment of reasonable reserves to be sufficient to satisfy the liabilities, expenses and obligations of eBT not otherwise paid, provided for or discharged; (4) the periodic payment of per share liquidating distributions to stockholders; and (5) the authorization of the filing of a Certificate of Dissolution with the State of Delaware.

   In connection with the adoption of the Plan and the anticipated liquidation, the Company adopted the liquidation basis of accounting effective August 1, 2001, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of eBT's assets (other than cash), and the ultimate amount of its liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations (including salaries, payroll and local taxes, professional fees and miscellaneous office expenses), although currently declining in the aggregate, will continue to be incurred with execution of the Plan. These costs will reduce the amount of assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received for the collection of receivables will be adequate to provide for eBT's obligations, liabilities, operating costs and claims (including contingent liabilities), and to make cash distributions to stockholders. If available cash and amounts received from the collection of receivables are not adequate to provide for eBT's obligations, liabilities, operating costs and claims, estimated future distributions of cash to eBT's stockholders will be reduced.

   The Company filed its Certificate of Dissolution on November 8, 2001 with the State of Delaware. Pursuant to Delaware law, the Company will continue in existence until November 8, 2004. During this period, the Company will attempt to convert its estimated remaining net assets to cash for periodic distribution to its stockholders. It is not permitted to continue the business of the Corporation as a going concern.

   On December 13, 2001, the Company returned the sum of $44,055,000 (or $3.00 per share, based upon 14,685,001 shares of common stock outstanding) to stockholders of record as of December 7, 2001. We currently estimate that stockholders may receive periodic additional liquidation proceeds totaling $.32 per share. The actual amount and timing of future distributions cannot be predicted at this time although the Board currently expects to make a cash distribution of approximately $.25 per share to stockholders in October, 2002. The Board's final determination as to the amount of and date of this distribution is subject to the conditions set forth in the October 3, 2001 Proxy Statement, including an assessment as to the adequacy of the estimated litigation settlement costs reserve (see Notes 1 and 14 of "Notes to Consolidated Financial Statements"). The actual nature, amount and timing of future distributions will be determined by the Board in its sole discretion, and will depend primarily upon eBT's ability to execute the Plan.

   The Company's liquidation should be concluded on or before November 8, 2004 with a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Complete details regarding the Plan to liquidate and dissolve the Company can be found in the Company's October 3, 2001 Proxy Statement filed with the Securities and Exchange Commission, and mailed to Stockholders on October 4, 2001.

Red Bridge Interactive, Inc.

   Effective July 1, 2001, the Company entered into an agreement with Red Bridge Interactive, Inc., ("Interactive") whereby Interactive assumed our maintenance and support obligations relating to DynaBase, engenda and entrepid (see Item 1., Business, to the Company's Form 10-K for fiscal year ended January 31, 2001 for a description of these products). In connection with that agreement, we assigned Interactive our existing rights in the DynaBase and engenda products and provided Interactive with a limited, non-exclusive license of our rights to entrepid. Interactive was founded in June 2001 and is owned and managed by former employees of eBT. Interactive is based in Providence, RI.

   The terms of our agreement required the Company to provide Interactive with $650,000 in cash over the period July 1, 2001 to March 1, 2002. The payments were made monthly, generally declining in amount over this period, which correspond to the customer maintenance and support contracts that we transferred to Interactive. In the event of a default by Interactive, which specifically includes performance of the obligations assumed by Interactive under the Company's former maintenance and support business, we were entitled to draw upon an irrevocable letter of credit provided by Interactive. This letter of credit had an initial principal amount of $350,000 and declined over the period July 31, 2001 to March 31, 2002, at which time it was terminated.

   Our agreement with Interactive also provided for the payment of royalties to eBT in the event Interactive earns gross revenue from the maintenance and support business or from licensing of DynaBase, engenda and entrepid. The royalty periods expire at various times through July 1, 2004. The Company's Consolidated

Statement of Net Assets in Liquidation as of January 31, 2002 includes a receivable from Interactive for royalties earned in the amount of $99,000, of which $26,000 was paid to the Company in February 2002. Although we expect that the Company will continue to receive royalties pursuant to its agreement with Interactive, we have not included any amounts in the Consolidated Statement of Net Assets in Liquidation other than the $99,000 referred to above. Accordingly, we will continue to account for Interactive royalty income when amounts due to the Company, if any, have been verified.

Risk Factors

   The Company's plan is to continue to conclude the business activities of the Company and distribute its net assets to stockholders. The timing of and completion of these objectives are subject to a number of risks and uncertainties, including those set forth below.

   The Company no longer satisfies the requirements for continued listing of its common stock on the Nasdaq National Market ("NASDAQ"). The Company has received notice from NASDAQ that the Company will be delisted as of May 15, 2002. Commencing on that date, the Company's common stock will be traded on the NASDAQ over-the-counter bulletin board. This change may adversely affect a stockholder's ability to obtain price quotations and to buy or sell the Company's shares.

   The methods used by the Board and management in estimating the value of eBT's net assets do not result in an exact determination of value nor are they intended to indicate definitely the amount of cash a stockholder will receive in liquidation. Some of eBT's assets may be difficult for us to convert into cash, and we cannot assure you that we will receive any material amounts for those assets. Conversely, the amount of royalty income ultimately paid by Interactive to the Company may exceed, perhaps substantially, the amount currently reflected in the Consolidated Statement of Net Assets in Liquidation. The Company has established reserves for known and unknown liabilities, and the adequacy of those reserves will be reviewed prior to making further cash distributions to stockholders. We cannot assure you that the amount you will receive during the period of liquidation will equal or exceed the price or prices at which the common stock has recently traded or may trade in the future.

   You could be liable to return some or all of the amount you receive form eBT if the amount of our reserves do not cover all of our liabilities and expenses.

   According to Delaware General Corporation law, eBT will continue to exist for three years from November 8, 2001 or for a longer period if required by the Delaware Court of Chancery, for the purpose of prosecuting and defending suits against eBT and enabling us to dispose of our property, to discharge liabilities and to distribute to our stockholders any remaining assets.

   Under Delaware law, if eBT fails to create adequate reserves for payment of our expenses and liabilities, including contingent obligations, you could be held liable for payment to eBT's creditors of your proportional share of amounts owed to creditors in excess of available reserves. In that regard, your liability would be limited to the amounts previously received by you from eBT (and from any liquidating trust). Accordingly, you could be required to return all distributions previously made to you. Moreover, you could incur a net tax cost if you paid taxes on the amounts received from eBT and then have to repay such amounts back to eBT's creditors.

   We cannot assure you that the reserves established by eBT will be adequate to cover all of our expenses and liabilities, including contingent liabilities. However, we believe that the reserves are adequate and that a return of amounts previously distributed will not be required.

   If the number of the Company's shareholders of record drops below 300, the Company intends to deregister under the Securities Exchange Act of 1934, and will no longer be subject to its rules, including those relating to reporting and proxy solicitation.

Employees

   As of April 22, 2002, the Company had two employees.

Item 2.  Properties

   As of November 30, 2001, the Company terminated the lease of its former corporate headquarters in Providence, Rhode Island. A cash payment was made to landlord in an amount that approximated the reserve established for this settlement. The reserve was included in the determination of the Estimated Net Proceeds Available for Distribution to Shareholders as shown on page 20 of the October 3, 2001 Proxy Statement. The original terms of the terminated former corporate headquarters lease obligated the Company through January 2007.

   The Company terminated the leases on all of its satellite offices in Fiscal Year 2002.

Item 3.  Legal Proceedings

   In late January 1998 the Company discovered that it would be necessary to restate its financial results for the first three quarters of calendar year 1998. The Company immediately and voluntarily provided this information to the U.S. Securities and Exchange Commission. On June 2, 1999, the Company was informed that the U.S. Securities and Exchange Commission had issued a Formal Order of Private Investigation in connection with matters relating to the previously announced restatement of the Company's 1998 financial results.

   On June 26, 2001 the Company received notice from the staff of the Boston office of the Securities and Exchange Commission (the "Commission") that it had completed its investigation of the Company pursuant to the Formal Order of Private Investigation issued in connection with matters relating to the restatement of the Company's 1998 financial results. The staff has advised the Company that its preliminary findings with regard to the Company involve no administrative sanctions or financial fines or penalties. However, these findings are subject to the Commission's review. The staff subsequently indicated that it has recommended the Commission pursue civil injunctive actions with regard to three former officers of the Company. The Company is obligated under its By-laws to indemnify these former officers for expenses reasonably incurred in connection with the Commission's investigation, including the defense costs for actions that may be pursued by the Commission and resultant fines and penalties should they be assessed. However, the Company's By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith or in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company. The Commission has not yet determined whether it will pursue civil injunctive actions against all or some of the former officers, and the staff's findings as to the Company remain preliminary. On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against the Company in the United States Bankruptcy Court for the Western District of New York. The lawsuit was captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-217. The complaint sought turnover of purported property of the estates and damages for the Company's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint sought damages of at least $11,750,000. On August 19, 1999, the Company filed its Answer and Demand for Jury Trial. Also, on August 19, 1999, the Company filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted the Company's motion for the purposes of dispositive motions and trial. On August 29, 2001, the Company agreed to settle the June 9, 1999 complaint filed by Microlytics. The terms of the settlement, which were approved by the United States Bankruptcy Court for the Western District of New York on September 21, 2001, included the payment of 2,000,000 to Microlytics, which was accrued at July 31, 2001. The $2,000,000 payment was made in September 2001.

   During February 2000, certain shareholders of the Company filed two substantially similar putative class action complaints against the Company and certain of the Company's officers and employees in the United States District Court for the District of Massachusetts that are captioned as follows: Liz Lindawati, et al. v. Inso Corp., et al., Civil Action No. 99-CV-10305GAO; Group One Limited, et al. v. Inso Corp., et al., Civil Action No. 00- CV-10318GAO. These lawsuits were filed following our preliminary disclosure of revenues for the fiscal year 2000 fourth quarter on February 1, 2000. They assert claims for violations of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as a claim for violation of Section 20(a) of the Exchange Act. On June 14, 2000, the District Court ordered that both actions be consolidated into one lawsuit entitled In Re: Inso Corporation Securities Litigation, Civil Action No. 00-103050-GAO. The plaintiffs filed a consolidated amended complaint on February 21, 2001. The Plaintiffs alleged that the defendants prepared and issued deceptive and materially false and misleading statements to the investing public. They sought unspecified damages. On April 9, 2001, the Company filed a motion to dismiss the lawsuit on the grounds that the plaintiff's failed to state a claim under the relevant securities laws. After receiving the Company's motion to dismiss, the plaintiffs themselves moved to dismiss the lawsuit with prejudice on April 23, 2001. The plaintiffs received no consideration for, and the Company assented to, the dismissal. On September 25, 2001 the United States District Court for the District of Massachusetts approved the plaintiffs option to dismiss the putative class action complaint filed against the Company.

   We may also be subject to various legal proceedings and claims that may arise during liquidation. We currently believe that any such proceedings and claims will not have a material adverse impact on the Company's estimate of net assets in liquidation.

Item 4.  Submission of Matters to a Vote of Security Holders

   On November 8, 2001, the Company held its Special Meeting of shareholders at which it submitted to a vote of its shareholders a proposal to approve and adopt the Plan of Complete Liquidation and Dissolution of the Company. The number of votes in favor of the approval and adoption of the Plan was 9,546,122, the number of votes against was 53,292 and the number of abstentions was 13,692.

Item 4A.  Executive Officer of the Registrant

   Stephen O. Jaeger, who is 57 years old and Chairman of the Board since March, 1999, agreed to serve as the Company's Chief Executive Officer and President, effective June 1, 2001. Mr. Jaeger added the posts of Treasurer and Secretary in December 2001. Mr. Jaeger served as Chief Executive Officer of the Company from the end of March 1999 to April 11, 2000, and has been a director of the Company since its inception in November 1993. In mid-March 1999, after serving as an independent consultant, Mr. Jaeger joined privately-held PharmaCom Group, Inc. in February 1999 as a principal, director and officer. From December 1997 to October 1998, Mr. Jaeger was Executive Vice President and Chief Financial Officer and a director at Clinical Communications Group, Inc. from March 1995 until September 1997, Mr. Jaeger served as Vice President and Chief Financial Officer and Treasurer of The Perkin-Elmer Corporation. Mr. Jaeger was Chief Financial Officer of Houghton Mifflin from 1988 until March 1995.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   The common stock of eBT is currently quoted on NASDAQ under the symbol EBTI. The following table sets forth the high and low sale prices per share of eBT's common stock for the fiscal periods listed below as reported on NASDAQ. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. Effective May 15, 2002, the Company's common stock will be traded on the NASDAQ over-the-counter bulletin board under the symbol EBTI. The Company was notified on February 14, 2002 that it will be delisted since the current stock price, which tracks its estimated liquidation value, does not meet NASDAQ's minimum market value requirements.

                                   Fiscal 2002 Fiscal 2001
                                   ----------- -----------
                     Quarter Ended High   Low   High  Low
                     ------------- ----- ----- -----  ----
                      April 30.... $2.81 $1.53 39.38  3.69
                      July 31.....  2.84  1.95  8.44  3.06
                      October 31..  3.00  2.95  6.94  2.69
                      January 31..  3.18   .19  3.94  1.56

   As of April 22, 2002, eBT's common stock was held by 358 holders of record. eBT has paid no dividends on its common stock since inception. On December 13, 2001, the Company made an initial liquidation distribution under the Plan. A total of $44,055,000 (or $3.00 per share based on 14,685,001 shares of common stock outstanding) was made to stockholders of record on December 7, 2001. The actual amount and timing of future distributions cannot be predicted at this time although the Board expects to make at least one cash distribution prior to October 31, 2002. At present, the Company estimates that the total of the remaining periodic additional payments to stockholders will be $.32 per share. The liquidation should be concluded by November 8, 2004 either directly to the stockholders or to one or more liquidating trusts.

Item 6.  Selected Financial Data

   The following selected financial data of the Company as of and for the periods indicated below are derived from the financial statements of the Company. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7, the financial statements and related footnotes included as Item 8 in this Form 10-K and the footnotes accompanying the tables. Effective August 1, 2001, the Company adopted liquidation basis accounting and as a result the selected financial data for fiscal year 2002 only reflects operating activity through July 31, 2001.

  Statement of Operations Data
  (Going Concern Basis)

                                                        Years Ended                    Years Ended
                                                        January 31,                    December 31,
                                            Six     ------------------              -----------------
                                           Months                        One Month
                                           Ended                           Ended
                                          July 31,                      January 31,
                                            2001    2001(1)   2000(1)     1999(1)   1998(1)   1997(1)
                                          --------  --------  --------  ----------- --------  -------
                                                    (In thousands except per share amounts)
Total revenues........................... $  1,526  $ 21,696  $ 64,680    $ 3,180   $ 60,094  $81,869
Gross profit (loss)......................     (169)   12,060    42,470       (239)    47,444   72,058
Restructuring expenses (recovery) (4)....     (135)    1,954    11,068         --         --    5,848
Special charges (4)......................   11,395       200    28,103         --         --       --
Purchased in-process research and
  development............................       --        --        --        500     21,900    6,100
Total operating expenses (3).............   18,993    37,933   115,584      8,805     86,019   73,930
Operating loss...........................  (19,162)  (25,873)  (73,114)    (9,044)   (38,575)  (1,872)
Recovery/(write-down) of investments (5).       --       657    (2,655)        --         --       --
Gains on sales of assets, net (2)........       --    38,170    12,212         --     13,289       --
Income (loss) before provision for income
  taxes..................................  (17,029)   16,815   (61,836)    (8,691)   (20,604)   2,504
Provision (benefit) for income taxes.....       --       300       474         --     (1,035)   2,944
Net income (loss)........................  (17,029)   16,515   (62,310)    (8,691)   (19,569)    (440)
Earnings (loss) per common share......... $  (1.14) $   1.00  $  (3.98)   $ (0.56)  $  (1.30) $ (0.03)
Earnings (loss) per common share,
  assuming dilution...................... $  (1.14) $   0.98  $  (3.98)   $ (0.56)  $  (1.30) $ (0.03)

  Consolidated Balance Sheet Data
  Going Concern Basis and Consolidated Net Assets in Liquidation Data (January 31, 2002)

                                  2002   2001    2000     1998     1997
                                 ------ ------- ------- -------- --------
                                        (In thousands of dollars)
       Current Assets........... $   -- $75,375 $58,921 $ 93,394 $108,163
       Total Assets............. $8,237 $80,002 $80,589 $163,219 $138,083
       Long-term debt........... $   -- $    -- $   142 $    450 $     --
       Stockholders' Equity..... $   -- $68,287 $55,372 $109,174 $115,478
       Net Assets in Liquidation $4,700 $    -- $    -- $     -- $     --

--------
(1) eBT's 1997 results include the operations of Mastersoft, Inc., Level Five Research, Inc., and Henderson Software, Inc. since their acquisition dates of February 6, 1997, April 22, 1997, and November 24, 1997, respectively. Level Five Research, Inc. was subsequently sold on April 23, 1998. eBT's 1998 results include the operations of ViewPort Development AB, MediaBank, Sherpa Systems Corporation, and Venture Labs, Inc. since their acquisitions dates of March 12, 1998, August 28, 1998, December 4, 1998 and December 22, 1998, respectively. eBT's fiscal 2000 results include the operations of its PDM Division through January 2000 and the fiscal 2001 results include the operations of the Information Exchange Division ("IED")
   through July 2000 and the MediaBank product line through June 2000 (see Notes 4 and 5 of "Notes to Consolidated Financial Statements").
(2) eBT's 1998 results include a gain of $13,289,000 on the sale of eBT's linguistic software net assets to Lernout & Hauspie Speech Products N.V. on April 23, 1998. eBT's fiscal 2000 results include a gain of $14,549,000 on the sale of its DynaText/DynaWeb stand-alone technical publishing products and its ViewPort browser technology, a loss of $2,337,000 on the sale of the balance of its PDM Division (see Note 5 of "Notes to Consolidated Financial Statements"). eBT's fiscal 2001 results include a gain of $39,914,000 on the sale of IED to Stellent, Inc. on July 10, 2000, a $3,735,000 loss on the sale of its MediaBank product line in June 2000, a gain on the sale of its PDM Division and DynaText/DynaWeb stand-alone technical publishing products and its ViewPort browser technology of $1,991,000 (see Note 5 of "Notes to Consolidated Financial Statements").
(3) eBT's 1998 results include a charge of $4,000,000 relating to an international distributor relationship (see Note 14 of "Notes to Consolidated Financial Statements"). eBT's fiscal 2000 results include a credit of $3,093,000 relating to a release from the 1998 agreement with the international distributor.
(4) eBT's restructuring charges of $1,954,000,$11,068 ,000 and $5,848,000 in fiscal 2001, 2000 and 1997 and the special charges of $11,395,000, $200,000 and $28,103,000 in the first six months of fiscal 2002, fiscal 2001 and 2000 are described in Notes 6 and 7 of "Notes to Consolidated Financial Statements".
(5) See Note 5 of "Notes to Consolidated Financial Statements", Investment in Information Please LLC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The Company's Board of Directors unanimously adopted a Plan of Complete Liquidation and Dissolution (the "Plan") on May 22, 2001. The Plan was approved by the holders of a majority of the Company's shares on November 8, 2001. The key features of the Plan are (1) the conclusions of all business activities, other than those related to the execution of the Plan; (2) the sale or disposal of all of the Company's non-cash assets; (3) the establishment of reserves to be sufficient to satisfy the liabilities, expenses and obligations of eBT not otherwise paid, provided for or discharged; (4) the periodic payment of per share liquidating distributions to stockholders; and (5) the authorization of the filing of a Certificate of Dissolution with the State of Delaware.

   In connection with the adoption of the Plan and the anticipated liquidation, the Company adopted the liquidation basis of accounting effective August 1, 2001, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of eBT's assets (other than cash), and the ultimate amount of its liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future operating costs (including salaries, payroll and local taxes, professional fees and miscellaneous office expenses), although currently declining in the aggregate, will continue to be incurred with execution of the Plan. Although we do not believe that a precise estimate of the Company's net assets can currently be made, we believe that available cash and cash equivalent investments and amounts received for the collection of receivables will be adequate to provide for eBT's obligations, liabilities, operating costs and claims (including contingent liabilities), and to make future cash distributions to stockholders.

   In connection with the Board of Directors May 22, 2001 decision to implement the Plan, the Company immediately began the orderly wind down of its operation, including laying off most of its employees, seeking purchasers for the sale of its intellectual property and other tangible and intangible assets and providing for its outstanding and potential liabilities. These actions resulted in a charge of $10,477,000 in the second fiscal quarter of 2002. The charge consisted of $4,573,000 in severance and related costs including $473,000 of non-cash stock compensation charges related to the accelerated vesting of restricted stock and stock options for the majority of its employees and executives, $2,904,000 related to the write-down of intangible assets, capitalized software costs and fixed assets to their estimated fair values, $2,050,000 related to a settlement agreement with Microlytics including legal fees (See Note 14 of "Notes to Consolidated Financial Statements"), $495,000 related to the write down of unrecoverable prepaid expenses and other current assets and $455,000 related to professional and other fees incurred that were related to the orderly wind down of the Company's operations.

   Under Delaware law, the Company will remain in existence as a non-operating entity until November 8, 2004 and is required to maintain a certain level of liquid assets and reserves to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, the Company will attempt to covert its remaining assets to cash and settle its liabilities as expeditiously as possible.

Critical Accounting Policies

  Receivables and Other Current Assets

   At January 31, 2002, Receivables and Current Assets of $884,000 represented 10.7% of the Company's total estimated assets. Included in Receivables and Other Current Assets is $154,000, which represents the Company's estimate of future interest earnings over the liquidation period through November 8, 2004.

  Accounts Payable and Accrued Expenses

   At January 31, 2002, Accounts Payable and Accrued Expenses were $2,548,000. Included in this amount are accrued income taxes in the amount of $746,000 and known obligations totaling $591,000. The balance of $1,211,000 is comprised of the following items:

  Estimated Litigation Settlement Costs Reserve

   Litigation settlement costs in the amount of $976,000 represent estimated future legal fees, and amounts that may be payable under the Company's By-laws to indemnify certain former officers for expenses reasonably incurred in connection with the Securities and Exchange Commission's (the "Commission") investigation of the restatement of the Company's results for the first three calendar quarters of 1998. However, the Company's By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company. Further, in this instance, the Company may not be required to make any further payments to the individuals and any remaining unpaid amounts will result in an increase in the total net proceeds estimated as available for distribution to shareholders. See Note 14 of "Notes to Consolidated Financial Statements" for a summary of the Commission's investigation and its current status.

  General Contingency Reserve

   In view of the duration of the liquidation period to November 8, 2004, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a general contingency reserve upon the adoption of liquidation basis accounting on August 1, 2001. The amount of reserve initially established was $900,000 and at January 31, 2002 is $235,000. At January 31, 2002, the Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher general contingency reserve is required. In the event there are no claims against this reserve then the amount of liquidation proceeds that may be paid to stockholders will be increased.

  Estimated Costs to be Incurred During Liquidation Period

   At January 31, 2002, the Company estimates that there are $989,000 of costs remaining, including compensation for liquidation personnel and Board fees ($400,000), professional fees ($549,000) and miscellaneous other costs ($40,000).

Liquidity and Capital Resources

   The Company's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount and timing of all future distributions will be determined by the Board in its sole discretion, and will depend in part upon eBT's ability to convert certain remaining assets into cash, settle certain obligations and the amount of royalty income, if any, received pursuant to the Interactive transaction. Although the liquidation is currently expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware, the period of time to liquidate the assets and distribute the proceeds is subject to uncertainties and contingencies, many of which are beyond the Company's control (see Item 1, "Risk Factors").

   As of January 31, 2002, the Company's total assets were $8,237,000, of which $7,353,000 is represented by cash, cash equivalents and marketable securities. On December 13, 2001, the Company paid the sum of $44,055,000, equivalent to $3.00 per common share to stockholders of record on December 7, 2001. The Company currently estimates that stockholders may receive periodic additional liquidation proceeds of $.32 per common share. This amount does not include any benefit that might be realized if some or all of the estimated litigation settlement costs and general contingency reserves are not required to pay claims.

   At January 31, 2002, the Company estimates that there are $989,000 of operating costs to be incurred during the remaining liquidation period through November 8, 2004. The estimated liabilities of the Company at January 31, 2002 total $2,548,000, including $976,000 for potential litigation settlement costs (see Note 1 of "Notes to Consolidated Financial Statements") equivalent to approximately $.066 per share and $235,000 in general contingency reserve (see
Note 1 of "Notes to Consolidated Financial Statements"), equivalent to approximately $.016 per share.

Liquidation Basis Of Accounting

   The consolidated financial statements for fiscal 2001 and 2000 and for the six months ended July 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective August 1, 2001. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of August 1, 2001, the date of adoption of liquidation basis accounting:

                                                                     (In thousands
                                                                      of dollars)
                                                                     -------------
Adjust assets and liabilities to fair value:
   Lease settlement costs, net of subrental income..................   $(2,732)
   Litigation settlement costs......................................      (800)
   Accrued income taxes.............................................      2,083
   All other, net...................................................        164
                                                                       --------
       Total adjustment of assets and liabilities to fair value.....    (1,285)
Accrued estimated net costs during liquidation:
   Costs to be incurred during liquidation period...................   $(2,078)
   Future interest income...........................................        916
                                                                       --------
       Total estimated net costs during liquidation.................    (1,162)
          Total liquidation basis adjustments.......................   $(2,447)
                                                                       ========

   The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period.

Results Of Operations

  Six Months Ended July 31, 2001 (the last period in which the Company had operations).

   Total Company revenues of $1,526,000 for the six months ended July 31, 2001 compared with revenues of $6,865,000 (excluding business disposed) in the comparable preceding period. Given this performance, which included revenues of only $429,000 in the fiscal quarter ended July 31, 2001, and the other factors specified in the October 3, 2001 Proxy Statement, the Board of Directors adopted the Plan.

   Operating expenses in the six months ended July 31, 2001 totaled $18,993,000, of which $11,395,000 were special charges. The special charge of $10,477,000, taken in connection with the commencement of the orderly wind down of the Company's operations, is discussed above in "Overview." The remaining special charge of $918,000 was for the write-down of computer equipment, purchased software and office equipment to their estimated fair values as of April 30, 2001. This write-down was due in part to the poor operating results reported for the first fiscal quarter of 2002 and revised future operating performance. These assets, along with other assets and liabilities, were further revalued with the adoption of liquidation basis accounting on August 1, 2001.

   All other operating costs in the six months ended July 31, 2001 were directly related to the Company's then business activities.

  Year Ended January 31, 2001 Compared to Year Ended January 31, 2000

   Company-wide revenues totaled $21,696,000 for the year ended January 31, 2001, a decline of $42,984,000 from the $64,680,000 Company-wide total reported in the prior year. Excluding revenues of the disposed businesses, eBT revenues totaled $12,615,000 for the year ended January 31, 2001, an increase of $2,816,000, or 29%, over the prior year total of $9,799,000. This increase in total revenues was a result of a growth in service revenue, offset by a 12% decrease in product revenue. The decrease in product revenue reflects the impact of the product transition to the engenda(TM) product, and also reflects training and ramp-up time to transition our sales force to a solution-selling approach. The balance of the change in total revenues related to revenues for the disposed Product Data Management ("PDM"), MediaBank and Information Exchange Division ("IED") businesses, which were a combined $9,081,000 in fiscal 2001, a decline of $45,800,000 from the $54,881,000 reported in fiscal 2000. Fiscal 2000 revenues for these businesses included nearly one full year of revenues, while there were no PDM revenues in fiscal 2001, and slightly less than one half year's revenues for MediaBank and IED. PDM was sold in January 2000, MediaBank was sold in June 2000, and IED was sold in July 2000.

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

   Company-wide total operating expenses were $37,933,000 for the year ended January 31, 2001, a decrease of $77,651,000 from the prior year total of $115,584,000. Excluding operating expenses of the disposed businesses, eBT total operating expenses were $25,047,000 for the year ended January 31, 2001, an increase of $7,392,000, or 42%, from $17,655,000 for the year ended January 31, 2000. This increase was primarily related to increases in sales and marketing positions, marketing programs and the corporate related expenses absorbed by eBT since the May 2000 closure of the Company's former Boston headquarters.

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

   Included in total operating expenses for the year ended January 31, 2001 were net restructuring expenses and special charges of $2,154,000. These charges consisted primarily of severance costs related to both the May 2000 relocation of our corporate offices to Providence, Rhode Island and the January 2001 workforce reduction. Included in total operating expenses for the year ended January 31, 2000 were special charges of $28,103,000 and restructuring expenses of $11,068,000. The special charges include expenses for costs relating to the restatement of our 1998 financial results and the associated SEC investigation; costs relating to the write-down of intangible assets and capitalized software costs, substantially all attributable to the PDM division, and net premium costs and related expenses for a major insurance carrier to assume financial risk associated with the class action litigation initiated against us in February 1999 (see Notes 7 and 14 to the "Notes to Consolidated Financial Statements"). Restructuring expenses included costs relating to the April and July 1999 charges in connection with the implementation of our new divisional structure (see Note 6 to the "Notes to Consolidated Financial Statements") and our October 1999 restructuring of the PDM division. Additionally, the operating expenses for the year ended January 31, 2000 were reduced by a credit of $3,093,000 to sales and marketing expenses for the termination of a 1998 international distributor agreement, for which an accrual of $4,000,000 was recorded in the year ended December 31, 1998.

   Sales and marketing expenses consist primarily of salaries, commissions, and bonuses for sales and marketing personnel and promotional expenses. Company-wide sales and marketing expenses totaled $15,419,000 for the year ended January 31, 2001, a decline of $9,140,000 from the $24,559,000 reported in the year ended January 31, 2000. Excluding expenses of the disposed businesses, eBT sales and marketing expenses increased $4,217,000 to $11,712,000 for the year ended January 31, 2001, primarily due to our continued investment in growing the eBT business. Such investment was evidenced primarily through expanded marketing campaigns and increases in sales and sales-related personnel and associated recruiting costs. The increases in expenses were partially offset by reductions in certain incentive related compensation costs as a result of the lower sales in the current year.

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

   The remaining $14,822,000 decline in total general and administrative expenses is largely attributable to the January, June and July 2000 dispositions of businesses. General and administrative expenses of the disposed businesses decreased to $3,416,000 for the year ended January 31, 2001 compared to $18,238,000 for the year ended January 31, 2000. The dispositions of PDM, IED and MediaBank accounted for decreases of $5,968,000, $1,428,000 and $20,000, respectively. The remaining decrease in general and administrative expenses is attributable to the cost savings generated through the restructuring actions taken in fiscal 2000 and 2001.

   The restructuring charges reported in the fiscal year ended January 31, 2001 relate primarily to the April 2000 restructuring plan under which we began to focus our energies on eBT's Web content management and workflow product line and related services and pursue divestiture of certain assets, including IED. The plan included the consolidation of our Boston headquarters into the Providence, Rhode Island offices of the eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in April, May and June 2000. As a result of this plan, we recorded a net charge of $1,835,000 in the first quarter of fiscal year ending January 31, 2001. The charge was comprised primarily of severance for those employees.

   On January 31, 2001, the Company adopted a plan of restructuring aimed at reducing current operating costs. In connection with this plan, 19 non-management employees, primarily development and administrative positions, and one executive level employee were terminated. As a result of this plan, we recorded a charge of $539,000 for severance costs in the fourth quarter of fiscal 2001 (see Note 6 to the "Notes to Consolidated Financial Statements"), all of which remained unpaid at January 31, 2001.

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

      (2) A $6,390,000 charge relating to the July 1999 plan of restructuring aimed at reducing current operating costs, as well as supporting our new divisional structure, which included a reduction of 105 employees, including 10 executive or management level employees. This plan also included the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations. The charge included approximately $2,372,000 of severance for employees in administrative, sales and development positions; $925,000 for the closure and/or combination of domestic and international sales and administrative facilities; $1,739,000 for the write-down of capitalized product development costs and intangibles for certain discontinued products; and $1,354,000 for the write-off of leasehold improvements and support assets associated with closed locations. The capitalized product development costs and intangibles were written-down to their estimated future discounted cash flows. At January 31, 2001, there were no remaining accrued liabilities relating to this restructuring charge.

      (3) A $4,198,000 charge related to the October 1999 plan of restructuring aimed at reducing operating costs in our PDM division. The restructuring plan included a PDM workforce reduction of 51 employees, including 9 executive or manager level employees. The plan also included the consolidation of the PDM division's sales, service and support organizations, the consolidation of PDM development facilities and the abandonment of leasehold improvements and support assets associated with these locations. The charge included a write-down of licensed technology for discontinued development activities to their fair values, based upon their estimated future cash flows. The charge included approximately $1,396,000 of severance for employees in administrative, sales and development positions; $490,000 for the consolidation of sales, service and support organizations and development facilities; $1,923,000 for the write-down of licensed technology for discontinued development activities; and $389,000 for the write-off of leasehold improvements and support assets associated with closed locations. At January 31, 2001, accrued liabilities of approximately $11,000 remained relating to this restructuring charge (see Note 6 to the "Notes to Consolidated Financial Statements").

   For the year ended January 31, 2000, the Company incurred $28,103,000 of special charges. Included in the special charges were $1,527,000 in professional fees incurred in connection with the restatement of the Company's results of operations for the first nine months of 1998. These professional fees were for the Company's investigation of the circumstances surrounding certain transactions leading to the restatement and for the formal investigation initiated by the Securities and Exchange Commission following the restatement. Also related to the restatement were $13,451,000 of net premium costs and related professional advisory fees for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999, as well as $2,320,000 of severance costs for certain employees who were terminated or resigned. Additionally, approximately $10,805,000 of the special charges related to the write-down of intangible assets and capitalized software costs primarily attributable to the Company's PDM division, to their estimated fair values, determined based upon estimated future cash flows. In connection with the Company's restructuring and subsequent plan to divest of the PDM division, the intangible assets recorded at the time of acquisition were re-evaluated. In connection with the future plans and the anticipated future cash flows of the business, the intangible assets were written down to their net realizable values, as determined from estimated proceeds to be received upon a sale of the business. Approximately $1,471,000 of these charges remained unpaid as of January 31, 2001.

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

   On July 10, 2000, we sold our IED division for a stated sale price of $55,000,000, less amounts for retained rights under license and subject to adjustment based on the net working capital of the IED business on the closing date. The sale transaction was in the form of a merger. We received $48,000,000 of the proceeds in cash at the time of the closing. An additional $5,500,000 was placed in an escrow account, and, subject to our indemnification obligations under the agreement, was released to us in July 2001. The net gain from the transaction, as adjusted for final settlement of the working capital requirements, was $39,914,000. The transaction created a capital gain for federal income tax purposes, essentially all of which is offset by the capital loss carryforwards generated in prior years.

   On October 29, 1999, we sold our DynaText/DynaWeb stand-alone technical document publishing component of our PDM Division, along with our ViewPort browser technology assets, for $14,750,000. The transaction was in the form of a stock purchase. We received proceeds on this sale of $9,000,000 in cash and $5,750,000 in the form of a promissory note, due and payable by April 30, 2000. We received payment of $4,500,000 on the promissory note in January 2000 and final payment in July 2001. During fiscal year 2001 the Company recorded an additional gain of $465,000 from the sale of the DynaText business in October 1999. This gain adjustment resulted from resolution of previously accrued contingent liabilities in the Company's favor.

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

   During the fourth quarter of fiscal 2001, the Company and SDRC reached a settlement agreement under which SDRC remitted an additional net purchase price adjustment amount of $1,971,000, according to the terms of the original agreement, as modified in the final settlement agreement dated January 24, 2001. This additional net payment was comprised of additional proceeds based on Qualifying Maintenance and License Revenue, as defined in the original agreement, reduced by certain agreed upon amounts relative to remaining contingent liabilities. With the exception of statutory severance amounts that may become due to a former foreign employee of the Company, there are no additional liabilities associated with the PDM sale to SDRC. The Company estimated and accrued the amounts it believes may become due. The net results of the monies received and adjustments recorded in connection with the settlement agreement resulted in a $1,526,000 gain and this amount has been included in the non-operating income section of the Company's Consolidated Statements of Operations.

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

   As a result of net operating losses incurred in prior periods, and after evaluating the Company's anticipated performance over its normal planning horizon, we have provided a full valuation allowance for our net operating loss carryforwards and other net deferred tax assets for federal tax purposes as of January 31, 2001. In fiscal 2000, the net operating loss carryforwards and other deferred tax assets in excess of deferred tax liabilities were also fully reserved through a valuation allowance. The tax gain generated from the sale of IED, almost all of which has been characterized as capital, was offset, for federal income tax purposes, by our capital loss carryforwards. The Company generates taxable income in many of the foreign jurisdictions in which it transacts business. Accordingly, we recorded a tax provision of $300,000 for the year ended January 31, 2001, for state and foreign income tax liabilities, as compared to a provision of $474,000 for the year ended January 31, 2000.

   Net income and diluted income per share were $16,515,000 and $0.98, respectively, for the year ended January 31, 2001 as compared to net loss and diluted loss per share of $62,310,000 and $3.98, respectively, for the year ended January 31, 2000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to the impact of interest rate fluctuations. Our cash equivalents and available for sale investments are exposed to financial market risk due to fluctuation in interest rates, which may affect the future cash value of the assets available for distribution to shareholders. We manage the exposure to financial market risk by performing periodic evaluations of our investment portfolio and investing in investment grade corporate securities, United States agency bonds, and asset backed securities all of which have maturities before November 8, 2004. In addition, we do not use investments for trading or other speculative purposes. We have performed a sensitivity analysis assuming a certain hypothetical adverse fluctuation in interest rates. The analysis indicated that any change in interest income would not have a material adverse effect on our Consolidated Statement of Net Assets in Liquidation as of January 31, 2002. However, actual interest income earned over the remaining liquidation period may differ materially from our analysis.

   We previously transacted business in various foreign currencies, primarily in certain European countries, and were subjected to exposure from movements in foreign currency exchange rates. For the first six months of fiscal 2002, we did not have significant exposure to movements in foreign currency exchange rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

   The Company has a classified Board of Directors currently consisting of two Class I directors, one Class II director and one Class III director. The Class I, Class II and Class III directors are elected to serve until the annual meetings of stockholders to be held in 2003, 2004 and 2002, respectively, and until their respective successors are duly elected and qualified. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring.

   For each member of the Board of Directors, there follows information given by each concerning his or her principal occupation and business experience for the past five years, the names of other publicly-held companies of which he or she serves as a director, his or her age and his or her length of service as a director of the Company.

      Class I Directors
(Terms Expiring at the Annual
 Meeting to be held in 2003)  Age                            Principal Occupation
----------------------------- ---                            --------------------
      Samuel H. Fuller        55  Dr. Fuller has been a director of the Company since May 1996. Dr. Fuller is currently Vice President, Research and Development, Analog Devices,
                                  Inc. Prior to joining Analog Devices, Inc. in February 1998, Dr. Fuller served as Vice President,Corporate Technology Strategy and Chief
                                  Scientist for Digital Equipment Corporation from January 1996 until
                                  January 1998. Dr.Fuller held various other positions with Digital
                                  Equipment Corporation since 1978,and served as its Vice President of
                                  Research from 1983 to January 1996. Dr. Fuller is also a director of Zaiq
                                  Technologies, Inc.and Corporation for National Research Initiatives.

      Edward Terino           48  Mr. Terino has been a director of the Company since September 1999. Mr.
                                  Terino has been the Senior Vice President and Chief Financial Officer at
                                  Art Technology Group, Inc.(ATG) since October 2001. Prior to joining
                                  ATG, Mr. Terino served as Senior Vice President and Chief Financial
                                  Officer for Applix, Inc. from April 1999 through September 2001. Prior to joining Applix, Inc. Mr. Terino was Chief Financial Officer, Treasurer and
                                  Secretary for Celerity Solutions, Inc. from November 1996 through March
                                  1999. From July 1995 through November 1996, Mr. Terino served as Vice
                                  President, Finance Planning and Operations for the Educational Publishing
                                  Division of Houghton Mifflin Company. Mr. Terino is also a director of
                                  Celerity Solutions, Inc.

     Class II Director
(Term Expiring at the Annual
Meeting to be held in 2004)  Age                            Principal Occupation
---------------------------- ---                            --------------------
     Stephen O. Jaeger       57  Mr. Jaeger served as Chief Executive Officer of the Company from the end of March 1999 to April 11, 2000 and from June 1, 2001 to the present, and has been a director of the Company since its inception in November 1993.
                                 Since June 1, 2001, Mr. Jaeger has also served as the Company's President and has served as its Treasurer since December 2001. In mid-March 1999,
                                 Mr. Jaeger was elected Chairman of the Board of Directors and continues to serve in that capacity. After serving as an independent consultant, Mr.
                                 Jaeger joined privately-held PharmaCom Group, Inc. in February 1999 as a principal, director and officer. From December 1997 to October 1998, Mr.
                                 Jaeger was Executive Vice President and Chief Financial Officer and a
                                 director at Clinical Communications Group, Inc. From March 1995 until
                                 September 1997, Mr. Jaeger served as Vice President and Chief Financial
                                 Officer and Treasurer of The Perkin-Elmer Corporation. Mr. Jaeger was
                                 Chief Financial Officer of Houghton Mifflin from 1988 until March 1995.

     Class III Director
(Term Expiring at the Annual
Meeting to be held in 2002)  Age                           Principal Occupation
---------------------------- ---                           --------------------
       Joanna T. Lau         43  Ms. Lau has been a director of the Company since March 1994. Ms. Lau has been President and Chairman of the Board of Lau Technologies, Inc.,
                                 which provides manufacturing services for electronic systems and produces digitized imaging identification systems, since March 1990. Ms.
                                 Lau held various management positions with Digital Equipment
                                 Corporation and General Electric Company from 1981 until 1990.

   Other than Mr. Jaeger, there are no other executive officers of the Company.

Directors' Compensation

   Each director who is not an employee of the Company receives $2,500 per quarter for Board and committee meetings held during the quarter, up to a maximum of $10,000 per year (subject to adjustment by the Board in the event that the number of meetings in the year is extraordinary).

Section 16 Beneficial Ownership Reporting Compliance

   The following individuals who serve as directors and/or officers of the Company have not yet filed Form 4s for the exercise on November 9, 2001 of options held by each: Stephen O. Jaeger, Joanna T. Lau, Samuel H. Fuller and Edward Terino.

Item 11.  Executive Compensation

  Summary Compensation Table

   The following table sets forth information with respect to the compensation, for the last three fiscal years, of each individual who served as Chief Executive Officer of the Company during the fiscal year ended January 31, 2002 and two former executive officers, employed by the Company during the last fiscal year, but who were not serving as executive officers on January 31, 2002 (collectively, the "Named Executive Officers").

                                               Annual Compensation        Long Term Compensation Awards
                                           --------------------------- --------------------------------
                                                                       Restricted  Securities  All other
                                           Fiscal                        Stock     Underlying Compensation
Name and Principal Position in Fiscal 2002  Year  Salary($)   Bonus($) Awards($)   Options(#)     ($)
------------------------------------------ ------ ---------   -------- ----------  ---------- ------------
       Stephen O. Jaeger,.................  2002   120,000    100,000        --      10,000          --
         Chief Executive Officer,           2001   140,000    150,000        --      10,000          --
         President and Treasurer(1)         2000   217,000(2)      --        --     100,000          --
       James Ringrose,....................  2002    76,154         --        --      66,000      20,309(5)
         Former President and               2001   212,154         --   215,388(4)   51,200          --
         Chief Executive Officer(3)         2000   172,557     75,000        --      80,000          --
       Christopher M. Burns,..............  2002    94,769     55,000        --      31,500      30,974(7)
         Former Vice President,             2001   128,491      6,019    99,750(6)   40,000       5,486(8)
         Chief Financial Officer,           2000    90,075     21,012        --      35,000       5,168(8)
         Treasurer and Secretary(9)

--------
(1) Mr. Jaeger resigned as Chief Executive Officer as of April 11, 2000 and was reinstated on June 1, 2001.
(2) Mr. Jaeger received $8,000 for Board service during 1999 prior to being appointed Chief Executive Officer on March 25, 1999.
(3) Mr. Ringrose was appointed President and Chief Executive Officer of the Company as of April 11, 2000 and resigned from that position May 30, 2001.
(4) Represents the market value of 51,200 shares on the date of grant. The market value at the end of the 2002 fiscal year of Mr. Ringrose's restricted stock awards was $11,776 using the January 31, 2002 last reported sale price of the Company's Common Stock on that day of $0.23. Mr. Ringrose's restricted stock is fully vested.

(5) Includes the accrued vacation pay paid in connection with Mr. Ringrose's resignation.
(6) Represents the market value of 25,000 shares on the date of grant. The market value at the end of the 2002 fiscal year of Mr. Burns' restricted stock awards was $5,750 using the January 31, 2002 last reported sale price of the Company's Common Stock on that day of $0.23. Mr. Burns' restricted stock is fully vested.
(7) Includes $12,654 of accrued vacation pay paid in connection with Mr. Burns resignation, $4,670 of matching contributions by the Company to the Company's 401(k) plan and $13,650 in consulting fees paid following Mr. Burns resignation.
(8) Consists of matching contributions by the Company to the Company's 401(k) plan.
(9) Mr. Burns resigned as Chief Financial Officer and Treasurer on October 1, 2001 and as Secretary on December 31, 2001.

Stock Option Grants

   The following table shows information with respect to stock options granted to the Named Executive Officers during the year ended January 31, 2002. None of such options is currently outstanding.

                       Option Grants in Last Fiscal Year

                                          Individual Grants
                  ------------------------------------------------------------------
                                                               Potential Realizable
                              % of Total                         Value at Assumed
                  Number of    Options                        Annual Rates of Stock
                  Securities  Granted to Exercise             Price Appreciation for
                  Underlying  Employees   or Base                Option Term (1)
                   Options    in Fiscal    Price   Expiration ----------------------
      Name         Granted       Year    ($/share)    Date      5%($)      10%($)
      ----        ----------  ---------- --------- ----------   ------     -------
Stephen O. Jaeger   10,000(2)     4.6%     $1.60    4/11/11   10,062      25,500
James Ringrose...   66,000(3)    30.2%     $1.83    4/12/11   75,958     192,492
Christopher Burns   31,500(3)    14.4%     $1.83    4/12/11   36,253      91,871

--------
.. Amounts represent hypothetical gains that could have been achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the dates the respective options were granted to their expiration dates. Both of Messrs. Ringrose and Burns exercised their entire options during fiscal 2002.
..  Option was fully vested on the date of grant.
.. Option originally vested 33.3% on each of the first, second, and third anniversaries of the date of grant, but became fully vested in connection with their respective resignations from the Company on May 30, 2001 (with respect to Mr. Ringrose) and September 1, 2001 (with respect to Mr. Burns).

Aggregated Option Exercises and Year-End Option Table

   The following table shows information with respect to options that were exercised during fiscal year 2002. As of January 31, 2002 all options held by the Named Executive Officers were either exercised or forfeited prior to January 1, 2002.

                                                     Number of Securities
                                                    Underlying Unexercised     Value of Unexercised In-the-
                     Shares acquired     Value       Options at FY-End(#)       Money Options at FY-End($)
        Name         upon exercise(#) realized($) (Exercisable/Unexercisable) (Exercisable/Unexercisable)(1)
        ----         ---------------- ----------- --------------------------- ------------------------------
Stephen O. Jaeger...      10,000        14,000                0/0                          0/0
James Ringrose......      66,000        52,800                0/0                          0/0
Christopher M. Burns      31,500        34,020                0/0                          0/0

Employment Agreements

   Effective April 1, 1999, the Company entered into an Employment Agreement with Stephen O. Jaeger, the Company's Chief Executive Officer at the time. Mr. Jaeger's employment agreement was amended effective April 13, 2000 to provide that, notwithstanding his resignation as Chief Executive Officer effective April 2000,

Mr. Jaeger's annual base salary would continue to be $260,000 until such time as the Company divested itself of its Information Exchange Division or the Board determined otherwise. If the Information Exchange Division were divested, the amended agreement provided that Mr. Jaeger's annual base salary would be reduced to $120,000. In addition, pursuant to the amended agreement, the third installment of Mr. Jaeger's 1999 option grant (an option to purchase 33,334 shares) was amended so that it vested upon the earlier to occur of March 31, 2002, or the date Mr. Jaeger was terminated by the Company as Chairman of the Board; provided his termination is not for cause and the date of termination was between April 1, 2001 and March 30, 2002.

   The Company also entered into an agreement with Mr. Jaeger, effective February 15, 2000, pursuant to which Mr. Jaeger was to be paid a one-time transaction bonus of $150,000 upon consummation of a transaction in which a Change of Control of the Company (as defined in the agreement) occurs, provided that Mr. Jaeger was employed as either the Chairman or Chief Executive Officer at the time of the execution of a definitive agreement which will result in a Change of Control of the Company. The agreement was subsequently amended effective April 13, 2000 to provide for payment of the transaction bonus to Mr. Jaeger upon the earliest of a Change of Control of the Company or the sale by the Company of its Information Exchange Division. On July 10, 2000, the Company completed the sale of the Information Exchange Division and Mr. Jaeger was paid the bonus on August 25, 2000 and his salary was reduced to $120,000 effective July 31, 2000.

   After Mr. Ringrose's resignation as the Company's President and Chief Executive Officer, Mr. Jaeger agreed to serve once again as the Company's Chief Executive Officer and President. Effective June 1, 2001, the Company entered into a new Employment Agreement (the "2001 Agreement") with Mr. Jaeger. The 2001 Agreement replaced his April 1, 1999 employment agreement. The 2001 Agreement provided for the following compensation:

  . A continuation of his annual base salary of $120,000 through the earlier of March 1, 2002 or at such time as a third party is appointed by the Board of Directors to complete the liquidation and distribution of the Company's net assets pursuant to the Plan. If a third party is not appointed by March 1, 2002, and he continues to serve as Chief Executive Officer and President then the Board may reduce his base salary to an amount commensurate with the requirement to complete the Plan.

  . A bonus not to exceed $100,000 if the anticipated distribution to stockholders pursuant to the Plan is determined by the Board of Directors to be at least $3.10 per share of common stock.

  . His April 11, 2001 option to acquire 10,000 shares of common stock at $1.60 per share was deemed fully vested as of the date the Company's stockholders approve the Plan.

  . His employment as Chief Executive Officer and President may be terminated other than for cause by the Company at any time upon 60 days notice. In such event, he is entitled to receive a continuation of insurance benefits for a period of 24 months plus the bonus, if any, referred to above.

   On March 18, 2002, Mr. Jaeger and the Company agreed to reduce his base salary base to $90,000 per year effective as of March 1, 2002, and to provide Mr. Jaeger with the opportunity to earn a bonus in fiscal 2003 of up to $30,000, if the estimate of the payout to shareholders is in excess of $.28 per share at January 31, 2003.

Termination and change-in-control arrangements

   Prior to the Board's adoption of the Plan of Complete Liquidation and Dissolution, the Company had entered into management retention agreements with James Ringrose and Christopher Burns. These agreements had generally been in place for the Company's executive officers and other key personnel since 1994. The principal objective of such arrangements was to reinforce and encourage the continued attention of the Company's key personnel to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change of control of the Company. The retention agreements were to expire on December 31, 2001.

   The retention agreements generally provided that if the executive's employment were terminated by the Company within a designated period following certain change of control events, the executive would have been entitled to receive:

  . a lump-sum payment equal to (a) three times (one times in the case of Mr. Stone) the executive's annual base salary, plus (b) one and one half times the executive's annual target incentive bonus;

  .   continuation of insurance benefits for a period of 24 months; and

  . immediate vesting of any options to purchase shares of common stock previously granted and restricted stock previously awarded to the executive under the Company's stock incentive plans.

   In May 2001, Messrs. Ringrose and Burns entered into separation agreements and general releases with the Company in place of the retention agreements. Each separation agreement and general release provides for

  . a severance payment equal to one times the officer's current annual base salary, payable over the period ending December 31, 2001;

  .   continuation of insurance benefits for a period of up to one year;

  . a lump sum payment of $10,000 in lieu of the provision of outplacement services; and

  . immediate vesting of any options to purchase shares of common stock previously granted and restricted stock previously awarded to him under eBT's Stock Incentive Plans on the date of his resignation.

   In exchange for those benefits, each individual agreed to resign as an officer and employee of the Company and release the Company from all claims he may have against eBT. Messrs. Ringrose and Burns received as severance payments, respectively, $220,000 and $140,000. Under the separation agreements, Messrs. Ringrose resigned effective May 30, 2001 and Mr. Burns resigned with an effective date of September 1, 2001, or as of a later date if Mr. Burns and the Board agree.

   Mr. Burns' separation agreement also provided for a lump sum retention bonus of $15,000, which he has received for remaining employed by the Company through September 1, 2001. He also has received an additional lump sum payment of $15,000 for assisting in the successful filing of a preliminary proxy statement with the SEC and managing the Company's assets in such a way that the anticipated distribution to stockholders, as of the date of his termination, remained not less than $3.10 per share, subject to certain adjustments.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Five Percent Beneficial Owners

   The following table sets forth information relating to the beneficial ownership of Common Stock by each person known by the Company to own beneficially more than 5% of the Company's Common Stock as of the Record Date:

                                                Amount and
                                                Nature of   Percent of
                                                Beneficial    Common
          Name and Address of Beneficial Owner Ownership(1)  Stock(2)
          ------------------------------------ ------------ ----------
          Dimensional Fund Advisors Inc.(3)...  1,062,300      7.23%
           1299 Ocean Avenue, 11th Floor
           Santa Monica, CA 90401
          Farhad Fred Ebrahimi(4).............    768,900      5.24%
           8821 Experimental Farm Road
           Cheyenne, WY 82009-8814
          Ironwood Capital Management, LLC(5).  1,093,450      7.45%
           21 Custom House Street
           Boston, MA 02109
          Performance Specialist Group, LLC...  1,197,900      8.16%
           14 Wall Street, 27th Floor
           New York, NY 10005
          Millen Co., L.P.....................  1,445,682      9.84%
           666 Fifth Avenue
           New York, NY 10103

(1) Unless otherwise noted, the nature of beneficial ownership is sole voting and investment power. The information herein is based on the most recently filed reports of beneficial ownership on Schedules 13D and 13G filed with the SEC pursuant to the Securities Exchange Act of 1934.
(2) Percentage based upon 14,685,001 shares of the Common Stock of the Company outstanding as of January 31, 2002.
(3) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities of the Company that are owned by the Funds. All securities reported in this table are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.
(4) The members of the Ebrahimi family share power to vote the 768,900 shares. The members of the Ebrahimi family have dispositive power over the total number of shares as follows: Farhad Fred Ebrahimi has shared dispositive power with Farhad Alexander Ebrahimi over 100,000 shares, shared dispositive power with Mary Wilkie Ebrahimi over 544,900 shares, and shared dispositive power with Farah Alexandra Ebrahimi over 124,000. Mary Wilkie Ebrahimi has shared dispositive power with Farhad Fred Ebrahimi over 544,900 shares. Farad Alexander Ebrahimi has shared dispositive power with Farad Fred Ebrahimi over 100,000 shares. Farah Alexandra Ebrahimi has shared dispositive power with Farhad Fred Ebrahimi over 124,000.
(5) Ironwood Capital Management, LLC ("Ironwood") shares beneficial ownership over the shares with Warren J. Isabelle ("Isabelle"), Richard L. Droster ("Droster") and Donald Collins ("Collins"). Ironwood, Isabelle, Droster and Collins share voting power over 554,550 shares and dispositive power over 1,093,450 shares.

Management's Stock Ownership

   The following table sets forth information relating to the beneficial ownership of Common Stock, by (i) each director of the Company, (ii) the Named Executive Officers (as defined herein), and (iii) the directors and executive officers of the Company as a group.

                                                                         Percent of
                                                             Beneficial    Common
                 Name of Beneficial Owner                   Ownership(1)  Stock(2)
                 ------------------------                   ------------ ----------
Christopher M. Burns.......................................    12,555        *
Samuel H. Fuller...........................................    11,500        *
Stephen O. Jaeger..........................................    19,333        *
Joanna T. Lau..............................................     9,500        *
James Ringrose.............................................         0        *
Edward Terino..............................................    18,700        *
All directors and executive officers as a group (4 persons)    71,588        *

--------
(*) Less than 1%.
(1) Percentage based upon 14,685,001 shares of the Common Stock of the Company outstanding as of January 31, 2002.

Item 13.  Certain Relationships and Related Transactions

None, except as set forth in Item 12 of this Annual Report on Form 10-K.

                                  Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EBT INTERNATIONAL, INC.
                                                  Registrant

Date:  May 1, 2002                          /S/  STEPHEN O. JAEGER
                                      ------------------------------------
                                               Stephen O. Jaeger
                                     President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /S/  SAMUEL H. FULLER     Director                      May 1, 2002
-----------------------------
      Samuel H. Fuller

   /S/  STEPHEN O. JAEGER     Chairman and Director         May 1, 2002
-----------------------------
      Stephen O. Jaeger

     /S/  JOANNA T. LAU       Director                      May 1, 2002
-----------------------------
        Joanna T. Lau

     /S/  EDWARD TERINO       Director                      May 1, 2002
-----------------------------
        Edward Terino

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 10-K

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

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal 2002.

        None.

Item 14(a). Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                                                      Page
                                                                                                      -----
Report of Independent Auditors.......................................................................  26

Consolidated Statement of Net Assets in Liquidation at January 31, 2002..............................  27

Consolidated Balance Sheet at January 31, 2001 (Going Concern Basis).................................  28

Consolidated Statement of Changes in Net Assets in Liquidation for the six months ended
 January 31, 2002....................................................................................  29

Consolidated Statements of Operations for the six months ended July 31, 2001 and years ended January 31, 2001 and 2000 (Going Concern Basis)...............................................  30

Consolidated Statements of Cash Flows for the six months ended July 31, 2001 and years ended
 January 31, 2001 and 2000 (Going Concern Basis).....................................................  31

Consolidated Statements of Changes in Stockholders' Equity for the six months ended July 31, 2001 and years ended January 31, 2001 and 2000 (Going Concern Basis)........................................  32

Notes to Consolidated Financial Statements........................................................... 33-57

Schedule for the six months ended July 31, 2001 and years ended January 31, 2001 and 2000
 (Going Concern Basis):
   Schedule II Valuation and Qualifying Accounts.....................................................  58

   All other schedules have been omitted since the required information is not present or the amounts are not sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
eBT International, Inc.

   We have audited the accompanying consolidated balance sheet of eBT International, Inc. as of January 31, 2001, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years ended January 31, 2001 and 2000, and the consolidated statements of operations, stockholders' equity and cash flows for the six months ended July 31, 2001. In addition, we have audited the consolidated statement of net assets in liquidation as of January 31, 2002 and the related consolidated statement of changes in net assets in liquidation for the six months ended January 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   As described in Note 1 to the consolidated financial statements, the stockholders of eBT International, Inc. approved a plan of complete liquidation and dissolution of the Company, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to July 31, 2001 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eBT International, Inc. as of January 31, 2001, the consolidated results of its operations and its cash flows for each of the two years ended January 31, 2001 and 2000 and for the six months ended July 31, 2001, its consolidated net assets in liquidation as of January 31, 2002 and the consolidated changes in net assets in liquidation for the six months ended January 31, 2002, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
March 5, 2002
                            eBT INTERNATIONAL, INC.

              CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               JANUARY 31, 2002
                                (In thousands)

      Assets
         Cash and cash equivalents................................ $1,348
         Marketable securities....................................  6,005
         Receivables and other current assets.....................    884
                                                                   ------
             Total assets......................................... $8,237
      Liabilities
         Accounts payable and accrued expenses.................... $2,548
         Estimated costs to be incurred during liquidation period.    989
                                                                   ------
             Total liabilities.................................... $3,537
                                                                   ------
      Net assets in liquidation................................... $4,700
                                                                   ======

         See accompanying Notes to Consolidated Financial Statements.

                            eBT INTERNATIONAL, INC.

               CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)
                               JANUARY 31, 2001
                     (In thousands, except share amounts)

                                                                                         January 31,
                                                                                            2001
                                                                                         -----------
                                        ASSETS
Current assets:
   Cash and cash equivalents............................................................  $ 56,709
   Marketable securities................................................................     8,961
   Accounts receivable, net of allowance of $687........................................     3,195
   Receivables from asset sales.........................................................     5,973
   Prepaid expenses and other current assets............................................       537
                                                                                          --------
       Total current assets.............................................................    75,375
Property and equipment, net.............................................................     2,402
Product development costs, net of accumulated amortization of $7,519....................     1,187
Long-term accounts receivable...........................................................        90
Licensed technology and advances, net...................................................       948
                                                                                          --------
TOTAL ASSETS............................................................................  $ 80,002
                                                                                          ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................................  $    836
   Accrued liabilities..................................................................     9,371
   Unearned revenue.....................................................................     1,508
                                                                                          --------
       Total current liabilities........................................................    11,715
Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued............        --
   Common stock, $.01 par value; 50,000,000 shares authorized; 16,938,033 shares issued.       169
   Capital in excess of par value.......................................................   157,712
   Accumulated deficit..................................................................   (84,118)
                                                                                          --------
                                                                                            73,763
Unamortized value of restricted shares..................................................      (433)
Note receivable from stock purchase agreement...........................................      (200)
Treasury stock, at cost, 1,705,075 shares...............................................    (4,843)
                                                                                          --------
       Total stockholders' equity.......................................................    68,287
                                                                                          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................................  $ 80,002
                                                                                          ========

         See accompanying Notes to Consolidated Financial Statements.

                            eBT INTERNATIONAL, INC.

        CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                       SIX MONTHS ENDED JANUARY 31, 2002
                                (In thousands)

          Stockholders' equity at August 1, 2001............ $ 50,774
          Liquidation basis adjustments:
             Adjust assets and liabilities to fair value....   (1,285)
             Accrued estimated net costs during liquidation.   (1,162)
                                                             --------
          Net assets in liquidation on August 1, 2001.......   48,327
          Cash received from sale of fixed assets...........      274
          Purchases of common stock.........................     (784)
          Shareholder payment on December 13, 2001..........  (44,055)
          Adjust assets and liabilities to fair value.......      938
                                                             --------
          Net assets in liquidation at January 31, 2002..... $  4,700
                                                             ========

         See accompanying Notes to Consolidated Financial Statements.

                            eBT INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
                    FOR THE SIX MONTHS ENDED JULY 31, 2001,
                   AND YEARS ENDED JANUARY 31, 2001 and 2000
                   (In thousands, except per share amounts)

                                                                     Years Ended January 31,
                                                    Six Months Ended ----------------------
                                                     July 31, 2001      2001         2000
                                                    ----------------  --------     --------
Revenues:
   Product licenses................................     $    219     $ 13,739     $ 40,781
   Service.........................................        1,307        7,957       23,899
                                                       ---------      --------     --------
   Total revenues..................................        1,526       21,696       64,680
Cost of revenues:
   Cost of product licenses........................          467        3,434       10,262
   Cost of service.................................        1,228        6,202       11,948
                                                       ---------      --------     --------
   Total cost of revenues..........................        1,695        9,636       22,210
                                                       ---------      --------     --------
Gross profit (loss)................................         (169)      12,060       42,470
Operating expenses:
   Sales and marketing.............................        3,814       15,419       24,559
   Product development.............................        1,630       10,897       26,079
   Amortization of intangible assets...............           --          561        4,248
   General and administrative......................        2,289        8,902       21,527
   Restructuring expenses, (benefit)...............         (135)       1,954       11,068
   Special charges.................................       11,395          200       28,103
                                                       ---------      --------     --------
       Total operating expenses....................       18,993       37,933      115,584
                                                       ---------      --------     --------
Operating loss.....................................      (19,162)     (25,873)     (73,114)
Non-operating income (expense):
   Net investment and other income.................        1,903        3,861        1,721
   Recovery (write-down) of investment.............           --          657       (2,655)
   Gain on sale of assets, net.....................          230       38,170       12,212
                                                       ---------      --------     --------
Income (loss) before provision for income taxes....      (17,029)      16,815      (61,836)
Provision for income taxes.........................           --          300          474
                                                       ---------      --------     --------
Net income (loss)..................................     $(17,029)    $ 16,515     $(62,310)
                                                       =========      ========     ========
Earnings (loss) per common share...................    ($   1.14)    $   1.00     $  (3.98)
                                                       =========      ========     ========
Earnings (loss) per common share, assuming dilution    ($   1.14)    $   0.98     $  (3.98)
                                                       =========      ========     ========

         See accompanying Notes to Consolidated Financial Statements.

                            eBT INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
                        SIX MONTHS ENDED JULY 31, 2001,
                   AND YEARS ENDED JANUARY 31, 2001 and 2000
                           (In thousands of dollars)

                                                                                           Years Ended
                                                                                           January 31,
                                                                      Six months ended ------------------
                                                                       July 31, 2001     2001      2000
                                                                      ---------------- --------  --------
Cash flows used in operating activities:
   Net income (loss).................................................     $(17,029)    $ 16,515  $(62,310)
   Adjustments to reconcile net (loss) to net cash used in operating activities:.....................................................
       Depreciation..................................................          330        1,608     3,440
       Amortization..................................................          440        3,823    12,246
       Provisions for doubtful accounts..............................           --        1,625     2,008
       Non-cash stock compensation expense...........................          102          172     1,482
       Non-cash restructuring expenses...............................           --           --     5,490
       Non-cash special charges expenses.............................        4,790           --    10,805
       (Recovery) write-down of investment...........................           --         (657)    2,655
       Gain on sale of assets, net...................................           --      (38,170)  (12,212)
                                                                          --------     --------  --------
                                                                           (11,367)     (15,084)  (36,396)
Changes in operating assets and liabilities:
   Accounts receivable...............................................        3,082        4,273     5,773
   Accounts payable and accrued liabilities..........................          447       (3,389)   (2,977)
   Other assets and liabilities......................................       (2,248)        (669)     (873)
                                                                          --------     --------  --------
          Net cash used in operating activities......................      (10,086)     (14,869)  (34,473)
Cash flows provided by investing activities:
   Property and equipment expenditures...............................          (80)      (1,015)   (2,128)
   Capitalized product development costs.............................           --       (1,140)   (3,746)
   Payments related to 1998 acquisitions.............................           --           --    (5,685)
   Net (purchases) proceeds from sales of marketable securities......       (5,638)      (4,359)   38,212
   Proceeds from the sale of assets, net.............................        5,942       50,798    18,066
                                                                          --------     --------  --------
          Net cash provided by investing activities..................          224       44,284    44,719
Cash flows provided by (used in) financing activities:
   Net proceeds from issuance of common stock........................          248          707    11,543
   Proceeds from the payment of notes receivable underlying
     Stock Purchase Agreements.......................................           --           --     1,105
   Purchases of treasury stock.......................................       (1,283)      (4,785)       --
   Payments under capital lease obligations..........................           --          (36)   (1,003)
                                                                          --------     --------  --------
          Net cash (used in) provided by financing activities........       (1,035)      (4,114)   11,645
Net increase (decrease) in cash and cash equivalents.................      (10,897)      25,301    21,891
Cash and cash equivalents at beginning of period.....................       56,709       31,408     9,517
                                                                          --------     --------  --------
Cash and cash equivalents at end of period...........................     $ 45,812     $ 56,709  $ 31,408
                                                                          ========     ========  ========

         See accompanying Notes to Consolidated Financial Statements.

                            eBT INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              GOING CONCERN BASIS
                      (In thousands except share amounts)

                                                      Capital              Unamortized   Notes
                                     Common stock    in excess              value of   receivable   Treasury stock
                                  ------------------  of par   Accumulated restricted  from stock -----------------
                                    Shares    Amount   value     deficit     shares     purchase   Shares   Amount    Total
                                  ----------  ------ --------- ----------- ----------- agreements --------- -------  --------
Balance at January 31, 1999...... 15,515,840   $155  $140,288   $ (38,323)    $(102)    $(1,305)      5,075 $   (58) $100,655
Issuance of shares pursuant to
 Employee Stock Purchase Plan....    184,323      2     1,076                                                           1,078
Proceeds from Notes Receivable
 from Stock Purchase
 Agreements......................                                                         1,105                         1,105
Stock options exercised..........    851,466      8    10,111                                                          10,119
Cancellation of restricted shares     (3,750)             (23)                   23                                        --
Issuance of warrants.............                       2,010                                                           2,010
Exercise of warrants.............     34,644              346                                                             346
Other issuances and repurchases..      6,250              546                                                             546
Acceleration of stock options....                       1,744                                                           1,744
Amortization of restricted shares                                                79                                        79
Net loss*........................                                 (62,310)                                            (62,310)
                                  ----------   ----  --------   ---------     -----     -------   --------- -------  --------
Balance at January 31, 2000...... 16,588,773   $165  $156,098   $(100,633)    $  --     $  (200)      5,075 $   (58) $ 55,372
Issuance of shares pursuant to
 Employee Stock Purchase Plan....    188,210      2       499                                                             501
Issuance of restricted shares....    177,300      2       763                  (765)                                       --
Stock options exercised..........     34,850     --       206                                                             206
Cancellation of restricted shares    (51,100)    --      (215)                  215                                        --
Purchases of treasury stock......                                                                 1,700,000  (4,785)   (4,785)
Other issuances and repurchases..                         361                   (55)                                      306
Amortization of restricted shares                                               172                                       172
Net income*......................                                  16,515                                              16,515
                                  ----------   ----  --------   ---------     -----     -------   --------- -------  --------
Balance at January 31, 2001...... 16,938,033   $169  $157,712   $ (84,118)    $(433)    $  (200)  1,705,075 $(4,843) $ 68,287
Issuance of shares pursuant to
 Employee Stock Purchase Plan....     28,105               61                                                              61
Stock options exercised..........    102,000      1       186                                                             187
Purchases of treasury stock......                                                                   506,200  (1,283)   (1,283)
Other issuances and repurchases..                         (26)                   55                                        29
Acceleration of restricted shares                         144                   276                                       420
Amortization of restricted shares                                               102                                       102
Net income*......................                                 (17,029)                                            (17,029)
                                  ----------   ----  --------   ---------     -----     -------   --------- -------  --------
Balance at July 31, 2001......... 17,068,138   $170  $158,077   $(101,147)    $  --     $  (200)  2,211,275 $(6,126) $ 50,774
                                  ==========   ====  ========   =========     =====     =======   ========= =======  ========

* Net income (loss) equals comprehensive income (loss) for each period presented.

         See accompanying Notes to Consolidated Financial Statements.

                            eBT INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

  Nature of Business

   On May 22, 2001 the Board of Directors of the Company approved a plan to liquidate and dissolve the Company (the "Plan"). The Plan was approved by a majority of the Company's stockholders on November 8, 2001.

   The approval of the Plan was preceded by a series of divestitures, restructuring activities and special charges (see Notes 5, 6 and 7) which left the Company with a single active business unit in the middle of the fiscal year 2001. The principal focus of that unit was the development and marketing of enterprise-wide Web content management software solutions and associated services. Following a detailed review of the results of operations of that business for the first fiscal quarter of 2002, and future prospects, the Board concluded that adoption of the Plan was in the best interests of eBT and its stockholders. The key features of the Plan are (i) the conclusion of all business activities, other than those related to the execution of the Plan; (2) the sale or disposal of all of the Company's non-cash assets; (3) the establishment of reasonable reserves to be sufficient to satisfy the liabilities, expenses and obligations of eBT not otherwise paid, provided for or discharged; (4) the periodic payment of per share liquidating distributions to stockholders; and (5) the authorization of the filing of a Certificate of Dissolution with the State of Delaware.

  Liquidation Basis of Accounting

   The consolidated financial statements for fiscal 2001 and 2000 and for the six months ended July 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective August 1, 2001. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of August 1, 2001, the date of adoption of liquidation basis accounting:

                                                                     (In thousands
                                                                      of dollars)
                                                                     -------------
Adjust assets and liabilities to fair value:
   Lease settlement costs, net of subrental income..................    $(2,732)
   Litigation settlement costs......................................       (800)
   Accrued income taxes.............................................      2,083
   All other, net...................................................        164
                                                                        -------
       Total adjustment of assets and liabilities to fair value.....     (1,285)

Accrued estimated net costs during liquidation:
   Costs to be incurred during liquidation period...................    $(2,078)
   Future interest income...........................................        916
                                                                        -------
       Total estimated net costs during liquidation.................     (1,162)
          Total liquidation basis adjustments.......................    $(2,447)
                                                                        =======

                            eBT INTERNATIONAL, INC.

   The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, and the timing of the liquidation and dissolution. A summary of significant estimates and judgements utilized in preparation of the January 31, 2002 consolidated financial statements on a liquidation basis follows:

  Receivables and Other Current Assets

   At January 31, 2002, Receivables and Current Assets of $884,000 represented 10.7% of the Company's total assets. Included in Receivables and Other Current Assets is $154,000 which represents the Company's estimate of future interest earnings over the liquidation period.

  Accounts Payable and Accrued Expenses

   At January 31, 2002, Accounts Payable and Accrued Expenses were $2,548,000. Included in this amount are accrued income taxes in the amount of $746,000 and known obligations totaling $591,000. The balance of $1,211,000 is comprised of the following items:

  Estimated Litigation Settlement Costs Reserve

   Litigation settlement costs in the amount of $976,000 represent estimated future legal fees, and amounts that may be payable under the Company's By-laws to indemnify certain former officers for expenses reasonably incurred in connection with the Securities and Exchange Commission's (the "Commission") investigation of the restatement of the Company's results for the first three calendar quarters of 1998. However, the Company's By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company. Further, in this instance, the Company may not be required to make any further payments to the individuals and any remaining unpaid amounts will result in an increase in the total net proceeds estimated as available for distribution to shareholders. See Note 14 for a summary of the Commission's investigation and its current status.

  General Contingency Reserve

   In view of the duration of the liquidation period to November 8, 2004, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a general contingency reserve upon the adoption of liquidation basis accounting on August 1, 2001. The amount of reserve initially established was $900,000 and at January 31, 2002 is $235,000. At January 31, 2002, the Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher general contingency reserve is required. In the event there are no claims against this reserve then the amount of liquidation proceeds that may be paid to stockholders will be increased.

  Estimated Costs to be Incurred During Liquidation Period

   At January 31, 2002, the Company estimates that there are $989,000 of costs remaining, including compensation for liquidation personnel and Board fees ($400,000), professional fees ($549,000) and miscellaneous other costs ($40,000).

                            eBT INTERNATIONAL, INC.

  Accounting Policies

  Basis of Presentation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during the liquidation period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

  Additional Cash Flow Statement Information

                                                                   Years Ended
                                                     Six months    January 31,
                                                        ended     -------------
                                                    July 31, 2001  2001   2000
                                                    ------------- ------ ------
                                                          (In thousands)
 Supplemental disclosures of cash flow information:
    Cash paid for income taxes.....................      $--      $   24 $  408
 Non-cash investing and financing information:
    Receivables from asset sales...................       --       5,973  5,723

  Investments

   The Company accounts for its investments in securities, including certain cash equivalents and marketable securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

  Foreign Currency Translation

   The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts were translated using average exchange rates in effect during the period presented. The gains and losses resulting from the changes in exchange rates from period to period were insignificant for all periods presented. Additionally, the effect on the statements of operations for transaction gains and losses was insignificant for all periods presented.

                            eBT INTERNATIONAL, INC.

  Fair Value of Financial Instruments

   The Company's cash equivalents, marketable securities and accounts receivables are carried at cost, which approximates fair value.

  Revenue Recognition

   The Company derived its revenues from licenses of its software products and from services the Company provided to its customers. Revenue from software licensing and services fees was recognized in the periods through July 31, 2001 in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions".

   Typically, the Company's software licenses did not include significant post-delivery obligations to be fulfilled by the Company and payments were due within a twelve-month period from date of delivery. Consequently, license fee revenue was generally recognized when the product was shipped. Royalty revenues were generally recognized in the quarter in which the amounts due to the Company had been determined. Revenue from training, consulting and implementation services was recognized as the services were performed. Revenue for license renewals was recognized when all the criteria under SOP 97-2 were met.

  Product Development Costs

   Software and other costs incurred in connection with product development were charged to expense until such time as specific product technological feasibility had been established. Thereafter, product development costs specific to the product were capitalized.

   Amortization of capitalized product development costs began when the related product was available for general release to customers. These costs were amortized using the shorter of the estimated future product revenue streams or the straight-line method over periods not exceeding three years.

   Acquired developed software was capitalized as part of the allocation of the purchase price on the basis of the estimated fair market value. Acquired developed software was amortized on a straight-line basis over estimated useful lives ranging from two to ten years.

   Amortization of $292,000, $2,397,000 and $6,456,000 for the six months ended July 31, 2001 and the years ended January 31, 2001 and 2000, respectively, was included as a component of cost of revenues.

  Licensed Technology and Advances

   Licensed technology and royalty advances, which pertain to payments by the Company for the license of technology used in the Company's products, were stated at cost less royalty amounts expensed based on revenues recognized over the lives of the related agreement. Costs of purchased licenses were amortized using the greater of (a) the straight-line method over their estimated economic lives, generally one to five years, or (b) current period revenue to anticipated total revenues during the license period.

  Property and Equipment

   Property and equipment were stated at cost. Depreciation was provided on leasehold improvements using the straight-line method over the economic life of the asset or the lease term, whichever was shorter.

                            eBT INTERNATIONAL, INC.

  Intangible Assets

   Intangible assets, including excess costs over net assets acquired, were amortized on a straight-line method over their estimated economic lives for periods ranging from one to ten years.

  Impairment of Long-Lived Assets

   In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", if facts and circumstances suggest that an impairment may have occurred, the unamortized balances of these assets are reviewed. In the six months ended July 31, 2001 and fiscal year ended January 31, 2000, certain of the Company's intangible assets were determined to be impaired, and the carrying amounts were reduced, as appropriate (see Notes 6 and 7).

  Concentration of Credit Risk

   The Company performed ongoing credit evaluations of its customers and maintained reserves for potential credit losses.

   The Company licensed its products primarily to customers in North America. Revenues from foreign customers accounted for 22%, 28% and 33% of total net revenue for the six months ended July 31, 2001 and the years ended January 31, 2001 and 2000.

  Stock-Based Compensation

   The Company elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Accordingly, the Company did not generally recognize compensation expense for its stock option plans and its stock purchase plan. However, in fiscal 2000, in connection with the sale of its DynaText product line and PDM division (see Note 5), the Company accelerated vesting of options held by employees of the PDM division, which resulted in charges for compensation expense in the amount of $1,744,000.

  Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment to FASB Statement No 133" (collectively FAS 133). FAS 133, which was effective for the Company's fiscal year beginning February 1, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The adoption of FAS 133 did not have a significant impact on our financial position, results of operations or liquidation basis accounting.

                            eBT INTERNATIONAL, INC.

Note 2.  Available for Sale Investments

   The Company's available-for-sale investments are carried at cost, which approximates fair value, and are included in cash equivalents and marketable securities. Following are the components of the available-for-sale investments:

                                             As of January 31,
                                         -------------------------
                                             2002         2001
                                            ------      -------
                                         (In thousands of dollars)
              Commercial paper..........    $   --      $44,149
              Corporate issues..........     6,005        3,009
              Money market funds........     1,168       11,097
              United States agency bonds        --        3,961
                                            ------      -------
              Total.....................    $7,173      $62,216
                                            ======      =======

   Interest on securities classified as available-for-sale of $1,379,000, $3,261,000 and $1,472,000 is included in net investment and other income in the six months ended July 31, 2001 and years ended January 31, 2001 and 2000, respectively. The gross realized gains and losses on those sales were immaterial to the Company's financial results.

   The Company's available-for-sale securities have the following maturities:

                                                 As of
                                            January 31, 2002
                                            ----------------
                                             (In thousands)
                    Due in one year or less      $4,173
                    Due within two years...       3,000
                                                 ------
                    Total..................      $7,173
                                                 ======

Note 3.  Property and Equipment

   Property and equipment are summarized as follows:

                                                             As of
                                                       January 31, 2001
                                                       ----------------
                                                   (In thousands of dollars)
    Leasehold improvements........................          $   400
    Computer equipment and software...............            7,370
    Furniture and fixtures........................            1,178
                                                            -------
                                                              8,948
    Less accumulated amortization and depreciation           (6,546)
                                                            -------
                                                            $ 2,402
                                                            =======

   Subsequent to the adoption of the liquidation basis of accounting on August 1, 2001, the Company sold or otherwise disposed of its property and equipment.

                            eBT INTERNATIONAL, INC.

Note 4.  Acquisitions and Investments

  AIS Software, S.A.

   On January 12, 1999, the Company acquired AIS Software S.A. ("AIS Software") from Berger-Levrault S.A., a French publisher, for approximately $3,000,000 using available cash. AIS Software, based in Paris, France was the developer of Balise, an SGML and XML transformation tool and scripting language, as well as Dual Prism, a Web-based XML and SGML publishing system. AIS Software operated as part of the Company's Product Data Management Division until its divestiture on January 5, 2000 (see Note 5).

  Venture Labs, Inc.

   On December 22, 1998, the Company acquired all of the outstanding stock of privately held Venture Labs, Inc. and its subsidiary Paradigm Development Corporation (collectively "Paradigm") for a total value of $4,800,000. The Company paid $4,300,000 in cash and assumed certain liabilities, Paradigm operated as part of the Company's Information Exchange Division, which was divested on July 10, 2000 (see Note 5).

  Sherpa Systems Corporation

   In December 1998, the Company acquired all of the outstanding stock of privately held Sherpa Systems Corporation ("Sherpa"). Sherpa was a provider of product data management solutions that manage mission-critical information. The acquisition was accounted for as a purchase and was included in the consolidated financial statements from the date of acquisition until its disposition on January 5, 2000. The total consideration paid at the time of the acquisition was $36,000,000, consisting of $28,700,000 of cash and warrants ("Original Warrants") to purchase 1,456,458 shares of the Company's common stock. The Original Warrants, at the time of the acquisition, were valued at $5.00 per warrant, or $7,282,000. The Original Warrants had a 24-month term and the right to purchase shares of the Company's common stock at an exercise price of $23.50 per share.

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

  MediaBank

   On August 28, 1998, the Company acquired the intellectual property and certain other assets of Bitstream Inc.'s MediaBank media asset management system and related technologies for $11,900,000 using available
                            eBT INTERNATIONAL, INC.

cash. The transaction also included a license to Bitstream's Page Flex page composition technology for an additional $600,000, MediaBank operated as part of the Company's eBusiness Technologies Division until its divestiture in June 2000 (see Note 5).

  ViewPort Development AB

   On March 12, 1998, the Company acquired all of the outstanding capital stock of privately held ViewPort Development AB for $2,500,000 using available cash. ViewPort Development AB operated as part of the Company's Product Data Management Division until its sale to Enigma on October 29, 1999 (see Note 5).

Note 5.  Divestitures

  eBT Products

   Effective July 1, 2001, the Company entered into an agreement with Red Bridge Interactive, Inc. ("Interactive") whereby Interactive assumed our maintenance and support obligations relating to DynaBase, engenda and enterpid. In connection with that agreement, we assigned Interactive our existing rights in the DynaBase and engenda products and provided Interactive with a limited, non-exclusive license of our rights to entrepid. Interactive was founded in June 2001 and is owned and managed by former employees of eBT. Interactive is based in Providence, RI.

   The terms of our agreement required the Company to provide Interactive with $650,000 in cash over the period July 1, 2001 to March 1, 2002. The payments were made monthly, generally declining in amount over this period, which corresponded to the customer maintenance and support contracts that we transferred to Interactive. In the event of a default by Interactive, which specifically includes performance of the obligations assumed by Interactive under the Company's former maintenance and support business, we were entitled to draw upon an irrevocable letter of credit provided by Interactive. This letter of credit had an initial principal amount of $350,000 and declined over the period July 31, 2001 to March 31, 2002, at which time it was terminated.

   Our agreement with Interactive also provided for the payment of royalties to eBT in the event Interactive earns gross revenue from the maintenance and support business or from licensing of DynaBase, engenda, and entrepid. The royalty periods expire at various times through July 1, 2004. The Company's Consolidated Statement of Net Assets in Liquidation as of January 31, 2002 includes a receivable from Interactive for royalties earned in the amount of $99,000, of which $26,000 was paid to the Company in February 2002. Although we expect that the Company will continue to receive royalties pursuant to its agreement with Interactive, we have not included any amounts in the Consolidated Statement of Net Assets in Liquidation other than the $99,000 referred to above. Accordingly, we will continue to account for Interactive royalty income when amounts due to the Company, if any, have been verified.

   There was no gain or loss incurred in connection with the Interactive transaction and no royalty income was earned prior to the adoption of liquidation basis accounting.

  Sale of DynaText

   On October 29, 1999, the Company sold its DynaText/DynaWeb stand-alone technical document-publishing component of its PDM Division, along with its ViewPort browser technology assets, for $14,750,000. The sale was in the form of a stock purchase by Enigma Information System Ltd. and its subsidiary, Enigma Information Retrieval Systems, Inc., (collectively "Enigma") of all of the outstanding stock of Inso Providence Corporation and ViewPort Development AB. In connection with the disposition, the Company retained the accounts
                            eBT INTERNATIONAL, INC.

receivable directly associated with the DynaText/DynaWeb and ViewPort browser technologies. The proceeds of the sale were $9,000,000 in cash and $5,750,000 in the form of a promissory note, due and payable by April 30, 2000. The promissory note was secured by a Stock Pledge Agreement of the stock of Inso Providence Corporation. In connection with this transaction, the Company recorded direct transaction costs and other accruals for costs directly associated with the sale. As a result, the Company reported a gain of $14,549,000.

   On January 27, 2000 the Company and Enigma amended the terms of the agreement and related promissory note. Enigma paid $4,500,000 in cash and deposited $1,200,000 into an interest bearing escrow account. In return, we released the security for the promissory note. In July 2000, we received approximately $909,000 of the escrow after certain adjustments in final settlement of all purchase price amounts due from Enigma. In connection with this settlement we adjusted the carrying amounts of certain assets and liabilities resulting in a net gain of $465,000 in 2000, which is included in the Non-operating income section of the Company's Consolidated Statements of Operations.

  Sale of PDM Division

   On January 5, 2000, we sold the remaining interest in our PDM Division to Structural Dynamics Research Corporation ("SDRC") for $6,000,000 in cash plus assumption of liabilities. The transaction was in the form of a stock purchase of all of the outstanding stock of the Company's subsidiaries; Sherpa Systems Corporation and Inso France Development S.A. (formerly AIS Software, S.A.). The proceeds received from the sale totaled $5,000,000 in cash at the time of the closing, and $1,000,000 was placed in a supplemental closing fund to be paid no later than 90 days after the first anniversary of the closing date. The selling price was subject to adjustment based on the net worth of the business at closing. After direct transaction costs, the loss on the sale of PDM was $2,337,000 at January 31, 2000. The net worth of the business on the closing balance sheet, as agreed to by SDRC and the Company in July 2000, net of certain other adjustments negotiated between the Company and SDRC, resulted in an additional receipt from SDRC of approximately $2,696,000, in final settlement of the net worth balances. This amount was received in July 2000. In connection with this settlement, during the second quarter of fiscal 2001, we adjusted the carrying amounts of certain assets and liabilities, and recorded an additional loss of approximately $637,000. The loss is included in the Non-operating income section in the accompanying statements of operations.

   During the fourth quarter of fiscal 2001, the Company and SDRC reached a settlement agreement under which SDRC remitted an additional net purchase price adjustment amount of $1,971,000, according to the terms of the original agreement, as modified in the final settlement agreement dated January 24, 2001. This additional net payment was comprised of additional proceeds based on qualifying maintenance and license revenue, as defined in the original agreement, reduced by certain agreed upon amounts relative to remaining contingent liabilities. The Company had estimated and accrued the amounts it believed may become due. The net results of the monies received and adjustments recorded in connection with the settlement agreement was a $1,526,000 gain in 2001 and this amount is included in the Non-operating income section of the Company's Consolidated Statements of Operations. At January 31, 2002 no amounts are accrued.

  Investment in Information Please LLC

   In fiscal 2000, the Company determined that the value of its equity investment in Information Please LLC, an organization engaged in the development and marketing of the Information Please Almanac product line, was impaired. This assessment was based on the Company's review of Information Please LLC's operating results and business plan and the Company's anticipated future cash flows from its investment. Accordingly, the investment was written down to its net realizable value, resulting in a charge of $2,655,000 in fiscal 2000. In the
                            eBT INTERNATIONAL, INC.

third quarter of fiscal 2001, we received a $657,000 distribution due to the liquidation of our former investment in Information Please LLC.

  Sale of MediaBank

   In June 2000, we sold our MediaBank product line, which was formerly a component of the eBusiness Technologies ("eBT") division, for contingent future consideration of up to $2,000,000. As the consideration is contingent, no proceeds were recorded on the sale, and a loss on the disposition of the net assets of the MediaBank business in the amount of $3,735,000 was charged against income in connection with the transaction in fiscal year 2001. The majority of the charge, approximately $3,548,000, was a non-cash charge related to licensed technology that was sold, while approximately $386,000 related to severance and professional fees incurred as a result of the transaction. These amounts were partially offset by the liabilities assumed by the buyer. This loss is included in the Non-operating income section of the Company's Consolidated Statements of Operations. Through January 31, 2002, no consideration had been received.

  Sale of Information Exchange Division

   On July 10, 2000, the Company sold its Information Exchange Division ("IED") to IntraNet Solutions, Inc. (now Stellent, Inc., "Stellent") for a stated sale price of $55,000,000, less amounts for retained rights under license and subject to adjustment based on the net working capital of the IED business on the closing date. The transaction was in the form of a merger of two wholly owned subsidiaries of Stellent with the Company's subsidiaries, Inso Chicago Corporation and Inso Kansas City Corporation, which generally comprised the IED business. We received $48,000,000 of the proceeds in cash at the time of the closing. An additional $5,500,000 was placed in an escrow account, and subject to our indemnification obligations under the agreement, was to be released to us on the first anniversary of the closing date. The net gain initially recorded in the second fiscal quarter of 2001 from the transaction was $39,312,000. Under terms of the agreement, the purchase price was to be adjusted for the net working capital, delivered to Stellent, as agreed to by both parties. As a result of these adjustments and the estimated resolution of certain obligations, the net gain recorded in fiscal 2001 was $39,914,000. The escrowed funds of $5,500,000 plus interest in the amount of $295,000 were paid by Stellent on July 11, 2001. An additional gain of $230,000 was recorded in the quarter ended July 31, 2001 to reflect adjustments to certain obligations incurred by the Company as a result of this disposition.

Note 6.  Restructuring Expenses

   On January 31, 2001, the Company adopted a plan of restructuring aimed at reducing current operating cost. In connection with this plan, 19 non-management employees, primarily development and administrative positions, and one executive level employee were terminated. As a result of this plan, we recorded a charge of $539,000 for severance costs in the fourth quarter of fiscal 2001. Total payments against this plan in fiscal 2002 were $505,000. The remaining balance of $34,000 was credited against restructuring expenses in the second quarter of fiscal 2002.

   On April 11, 2000, we adopted a restructuring plan under which we would focus our energies on our eBusiness Technologies' ("eBT") Web Content Management and Workflow product line, and pursue divestiture of certain assets, including the Information Exchange Division. The plan included the consolidation of our Boston, Massachusetts' headquarters into the Providence, Rhode Island offices of our eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in April, May and June 2000. As a result of this plan, we recorded a charge of $1,930,000 for severance costs in the first quarter of fiscal 2001. The charge was reduced by net proceeds received on the
                            eBT INTERNATIONAL, INC.

disposal of certain fixed assets located at the Boston headquarters in connection with the move of $95,000, resulting in a net charge of $1,835,000 in the first quarter of fiscal 2001. Payments made for severance during the year totaled $1,021,000 resulting in a remaining accrued salary balance of $909,000 at January 31, 2001. During fiscal 2002, the Company paid out $808,000 for severance and adjusted the charge, decreasing it by $101,000, due to a change in estimated obligations.

   The Company incurred $480,000 in the first quarter of fiscal 2000 relating to the closure of the Company's Kansas City location, primarily for severance for 11 terminated employees. As of January 31, 2000, the entire balance had been paid in full.

   In July 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs, as well as supporting a new divisional structure. The Company's restructuring plan included a reduction of more than 20%, or 105 employees, including 10 executives or managers, from staff levels at the end of 1998. The plan also included the closure and/or combination of domestic and international sales and administrative facilities and the abandonment of leasehold improvements and support assets associated with these locations, which were removed from service shortly after the implementation of the plan. The plan also called for a change in focus away from certain products. As a result of the restructuring plan, the Company recorded an initial charge of $6,234,000 to the fiscal 2000 results. Subsequent to the initial recording, net adjustments totaling $156,000 were recorded during fiscal 2000, increasing the charge to $6,390,000. The capitalized product development costs and intangibles were written-down to fair values, determined based upon their estimated future cash flows. The components of the charge, as well as the Company's payments made against the accruals are as follows:

                                             Fiscal 2000                    Fiscal 2001
                                        ----------------------             -------------
                                                               January 31,               January 31,
                                        Initial Adjust- Pay-      2000     Adjust- Pay-     2001
                                        Charges  ments  ments    Balance    ments  ments   Balance
                                        ------- ------- ------ ----------- ------- ----- -----------
                                                         (In thousands of dollars)
Cash charges:
Severance.............................. $2,184   $188   $2,158    $214      $(122) $ 92      $--
Closure/combination of facilities......    957    (32)     733     192        (59)  133       --
                                        ------   ----   ------    ----      -----  ----      ---
Subtotal............................... $3,141   $156   $2,891    $406      $(181) $225      $--
                                        ------   ----   ------    ----      -----  ----      ---
Non-cash charges:
Write-downs of capitalized product
  development costs and intangibles for
  certain discontinued products........  1,739     --       --      --         --    --       --
Write-downs of assets associated with
  closed locations.....................  1,354     --       --      --         --    --       --
                                        ------   ----   ------    ----      -----  ----      ---
Total.................................. $6,234   $156   $2,891    $406      $(181) $225      $--
                                        ======   ====   ======    ====      =====  ====      ===

   In October 1999, the Company adopted a plan of restructuring aimed at reducing current operating costs at the Company's Product Data Management ("PDM") division. The restructuring plan included a PDM workforce reduction of approximately 40%, or 51 employees, including 9 executives or managers. The plan also included the consolidation of the PDM division's sales, service and support organizations, the consolidation of PDM development facilities and the abandonment of leasehold improvements and support assets associated with these locations. The plan also called for a change in focus away from certain development activities. Therefore, the charge included a write-down of licensed technology for discontinued development activities to their fair values, based upon their estimated future cash flows. As a result of the restructuring plan, the Company recorded an initial charge of $4,290,000 to the fiscal 2000 results. Subsequent to the initial recording, net adjustments totaling
                            eBT INTERNATIONAL, INC.

$92,000 were recorded during fiscal 2000, reducing the charge to $4,198,000. Additionally, in connection with evaluations made at the time of the restructuring, the Company recorded a $10,000,000 charge for the write-down of certain PDM intangible assets and capitalized software based on their estimated future discounted cash flows. This charge was included in the special charges line in the accompanying consolidated statements of operations (see Note 7). The components of the restructuring charge, as well as the Company's payments made against the accruals are as follows:

                                              Fiscal 2000                    Fiscal 2001
                                         ----------------------             -------------
                                                                January 31,               January 31,
                                         Initial Adjust- Pay-      2000     Adjust- Pay-     2001
                                         Charges  ments  ments    Balance    ments  ments   Balance
                                         ------- ------- ------ ----------- ------- ----- -----------
                                                          (In thousands of dollars)
Cash charges:
Severance............................... $1,030   $ 366  $  766    $630      $(239) $380      $11
Consolidation of facilities.............    690    (200)    490      --         --    --       --
                                         ------   -----  ------    ----      -----  ----      ---
Subtotal................................ $1,720   $ 166  $1,256    $630      $(239) $380      $11
                                         ------   -----  ------    ----      -----  ----      ---
Non-cash charges:
Write-downs of licensed technology......  1,923      --      --      --         --    --       --
Write-downs of support assets associated
  with closed locations.................    647    (258)     --      --         --    --       --
                                         ------   -----  ------    ----      -----  ----      ---
Total................................... $4,290   $ (92) $1,256    $630      $(239) $380      $11
                                         ======   =====  ======    ====      =====  ====      ===

   There was no outstanding balance at January 31, 2002.

Note 7.  Special Charges

   For the year ended January 31, 2000, the Company incurred $28,103,000 of special charges. Included in the special charges were $1,527,000 in professional fees incurred in connection with the restatement of the Company's results for the first nine months of 1998. These professional fees were for the Company's investigation of the circumstances surrounding certain transactions leading to the restatement and for the formal investigation initiated by the Securities and Exchange Commission following the restatement. Also related to the restatement were special charges for net premium costs and related professional advisory fees for a major insurance carrier to assume financial risk associated with the class action litigation initiated against the Company in February 1999, as well as severance costs of certain employees who were terminated or resigned. Additionally, approximately $10,805,000 of the special charges related to the write-down of intangible assets and capitalized software costs, substantially all attributable to the Company's PDM division, to their estimated fair values, determined based upon estimated future cash flows. In connection with the Company's restructuring and subsequent plan to divest of the PDM division, the intangible assets recorded at the time of acquisition were reevaluated. In connection with the future plans and the anticipated future cash flows of the business, the intangible assets were written down to their estimated fair values, as determined from estimated proceeds to be received upon a sale of the business. The components of the special charges, as well as the Company's payments made against the accruals are as follows:

                            eBT INTERNATIONAL, INC.

                                                     Fiscal 2000                Fiscal 2001
                                                   ---------------             --------------
                                                                   January 31,                January 31,
                                                   Initial  Pay-      2000     Adjust- Pay-      2001
                                                   Charges  ments    Balance    ments  ments    Balance
                                                   ------- ------- ----------- ------- ------ -----------
                                                                 (in thousands of dollars)
Cash charges:
Professional fees associated with restatement of
  1998 results, lawsuits and SEC
  investigation................................... $ 1,527 $ 1,027   $  500     $ 300  $  548   $  252
Net insurance premiums and other costs related
  to class action litigation initiated against the
  Company in February 1999........................  13,451  12,451    1,000        --      --    1,000
                                                   ------- -------   ------     -----  ------   ------
Severance.........................................   2,320   1,248    1,072      (100)    753      219
                                                   ------- -------   ------     -----  ------   ------
Subtotal.......................................... $17,298 $14,726   $2,572     $ 200  $1,301   $1,471
                                                   ------- -------   ------     -----  ------   ------
Non-cash charges:
Write-downs of capitalized development costs
  and intangibles.................................  10,805      --       --        --      --       --
                                                   ------- -------   ------     -----  ------   ------
Total............................................. $28,103 $14,726   $2,572     $ 200  $1,301   $1,471
                                                   ======= =======   ======     =====  ======   ======

   Severance and insurance premiums totaling $1,219,000 were paid during fiscal 2002. The balance in unpaid professional fees at July 31, 2001 was $183,000, which has been carried forward to the liquidation basis financial statements.

   As a direct result of the Company's unsatisfactory first quarter operating results for fiscal 2001 and revised forecasted operating performance, management evaluated for impairment of certain long-lived assets. Based upon estimated future undiscounted cash flows management determined that certain of its property and equipment were not recoverable over their remaining estimated useful lives. As a result, these assets, consisting of computer equipment, purchased software and office equipment were written down to their estimated fair value, as of April 30, 2001. This write-down resulted in an impairment charge of $918,000, reflected in special charges in the Consolidated Statement of Operations.

  Plan Related Special Charges

   On May 22, 2001, the Board of Directors approved a plan to liquidate and dissolve the Company subject to the approval of the holders of a majority of its shares (which was received on November 8, 2001). In connection with the Board of Directors plan to liquidate, the Company immediately began the orderly wind down of its operations, including laying off most of its employees, seeking purchasers for the sale of its intellectual property and other tangible and intangible assets and providing for its outstanding and potential liabilities. As a result of this action the Company has recorded a special charge in the second fiscal quarter of 2002 of $10,477,000. The charge consists of $4,573,000 in severance and related costs including $473,000 of non-cash stock compensation charges related to the accelerated vesting of restricted stock and stock options for the majority of its employees and executives, $2,904,000 related to the write-down of intangible assets, capitalized software costs and fixed assets to their estimated fair values, $2,050,000 related to the settlement agreement with Microlytics (see Note 14), including legal fees, $495,000 related to the write down of unrecoverable prepaid expenses and other current assets and $455,000 related to professional and other fees incurred related to the orderly wind down of the Company's operations. The activity impacting the accrual related to this aforementioned charge as of July 31, 2001 is summarized in the following table:

                            eBT INTERNATIONAL, INC.

                                                                       Payments Accrual Balance
                                                               Charge    Made    July 31, 2001
                                                               ------- -------- ---------------
                                                                  (In thousands of dollars)
Cash charges:
Settlement of Microlytics, including legal fees............... $ 2,050  $   --      $2,050
Professional and other fees...................................     455     351         104
Severance and related.........................................   4,100   2,388       1,712
                                                               -------  ------      ------
Subtotal...................................................... $ 6,605  $2,739      $3,866
Non-cash charges:
Accelerated vesting of restricted stock and stock options..... $   473      --          --
Write-downs of capitalized development costs, intangibles, and
  fixed assets................................................   2,904      --          --
Write-down of unrecoverable prepaid expenses..................     495      --          --
                                                               -------  ------      ------
Total......................................................... $10,477  $2,739      $3,866
                                                               =======  ======      ======

   The outstanding July 31, 2001 accrual balance of $3,866,000 had been fully paid as of January 31, 2002.

Note 8.  Accrued Liabilities

   Accrued liabilities are summarized as follows:

                                                 As of January 31, 2001
                                                -------------------------
                                                (In thousands of dollars)
       Accrued expenses........................          $2,333
       Accrued income taxes....................           2,670
       Accruals for special charges............           1,471
       Accruals for restructuring charges......           1,459
       Accrued expenses related to dispositions             699
       Accrued salary, commissions and bonuses.             739
                                                         ------
                                                         $9,371
                                                         ======

         See Note 1 for a description of liquidation basis liabilities as of January 31, 2002.

Note 9.  Income Taxes

   Pre-tax income (loss) from continuing operations is taxed in the following jurisdictions:



                           Six months   Years Ended January 31,
                              Ended     ----------------------
                          July 31, 2001    2001        2000
                          -------------  -------     --------
                                (In thousands of dollars)
                 Domestic   $(16,378)   $16,747     $(56,192)
                 Foreign.       (651)        68       (5,644)
                            --------     -------     --------
                 Total...   $(17,029)   $16,815     $(61,836)
                            ========     =======     ========

                            eBT INTERNATIONAL, INC.

   The provision for income taxes comprised the following:



                                    Six months   Years Ended January 31,
                                       Ended     -----------------------
                                   July 31, 2001    2001        2000
                                   -------------    ----        ----
                                         (In thousands of dollars)
        Current:..................
         Federal..................     $ --         $ --        $ --
         Foreign..................       --          137         390
         State....................       --          163          84
                                       ----         ----        ----
               Total current......       --          300         474
                                       ----         ----        ----
        Deferred:
         Federal..................       --           --          --
         State....................       --           --          --
                                       ----         ----        ----
               Total deferred.....       --           --          --
                                       ----         ----        ----
        Total provision...........       --         $300        $474
                                       ====         ====        ====

   During the six months ended January 31, 2002, the Company recorded as an adjustment to the net assets in liquidation, a reduction of accrued income taxes in the amount of $2,083,000 due to a change in estimate of amounts due for income taxes.

   The Company has available net operating loss carry forwards and other tax credits totaling approximately $130,000,000, which expires in the fiscal years 2011 to 2022. Capital loss carry forwards of approximately $7,300,000 are also available to the Company. These loss carry forwards expire in fiscal 2005. Because of acquisitions the Company has consummated and due to certain provisions of the Internal Revenue Code concerning changes in ownership, the use of the Company's net operating loss carry forwards may be limited.

   The Company's net deferred tax asset at January 31, 2002 approximated $50,000,000 compared to 43,566,000 at January 31, 2001, representing principally net operating loss and capital loss carryforwards This amount has been fully reserved in the liquidation basis financial statements. The Company does not expect to realize any material future benefit from this fully reserved asset.

Note 10.  Common and Preferred Stock

   At January 31, 2002, there were 14,685,001 and 0 shares, respectively, of common and preferred stock issued.

   Subsequent to July 31, 2001, the Company purchased 248,300 shares of common stock pursuant to the share buyback program announced on November 19, 2001. The total cost of the shares repurchased was $784,000, or $3.16 per share. Since the repurchase of these shares occurred prior to the December 13, 2001 shareholder liquidation payment, the net cost of the shares repurchased, after adjustment for the $3.00 per share liquidation payment, was $38,800, or $.16 per share. The Company has not repurchased any shares subsequent to January 31, 2002. The remaining authorization is 4,751,700 common shares.

   On July 11, 1997, the Board of Directors adopted a Shareholders' Rights Plan and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's
                            eBT INTERNATIONAL, INC.

Common Stock to stockholders of record at the close of business on July 24, 1997 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of Series A Junior Participating Preferred Stock, $0.01 par value per share (the "Preferred Stock"), at a purchase price of $145 in cash per Unit (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of July 11, 1997, as amended in Amendment Number 1 to the Rights Agreement, dated October 27, 1999 (the "Rights Agreement"), between the Company and State Street Bank & Trust Company, as Rights Agent.

   The Rights will become exercisable after a person or group has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding common stock, or following the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the shares of common stock. Generally, if any person becomes the beneficial owner of 20% or more of the shares of Common Stock of the Company, except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside Board members, each Right not owned by the 20% or more stockholder will enable its holder to purchase that number of shares of the Company's Common Stock, in lieu of preferred stock, which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurrence of the event. In addition, if the Company is involved in a merger or other business combination transaction with another person or group in which it is not the surviving corporation or in connection with which its Common Stock is changed or converted, or it sells or transfers 50% or more of it assets or earning power to another person, each Right that has not previously been exercised will entitle its holder to purchase that number of shares of Common Stock of such other person which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurrence of the event. In general, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right, payable in cash, in shares of common stock, or in any other form of consideration or any combination of the foregoing deemed appropriate by the Board of Directors, at any time prior to the earlier of (1) the tenth day after a public announcement that a person or group has acquired, or obtained the right to acquire, 20% or more of the outstanding common stock, or (2) the tenth day following the commencement of a tender offer or exchange offer that would result in a person or group owning 30% or more of the outstanding common stock. The Rights will expire in July 2007. At January 31, 2002, 14,685,001 Rights were outstanding.

Note 11.  Earnings (Loss) Per Common Share

   Earnings (loss) per common share is calculated based on the weighted average number of common shares outstanding during the period. Earnings (loss) per common share, assuming dilution, had been calculated using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares which consisted of stock options, stock purchase warrants, unissued shares subscribed under the employee stock purchase plan and unvested shares of restricted stock.

                            eBT INTERNATIONAL, INC.

   The following table sets forth the computations of earnings (loss) per share.

                                                                       Year Ended January 31,
                                                                       ---------------------
                                                           Six
                                                      Months Ended
                                                      July 31, 2001       2001        2000
                                                     ----------------   -------     --------
                                                      (in thousands, except per share data)
Earnings (loss) per common share:
 Net income (loss)..................................     $(17,029)      $16,515     $(62,310)
 Weighted average shares outstanding................       14,919        16,447       15,668

 Income (loss) per common share.....................     $  (1.14)      $  1.00     $  (3.98)

Earnings (loss) per common share, assuming dilution:
 Net income (loss)..................................     $(17,029)      $16,515     $(62,310)
 Weighted average shares outstanding................       14,919        16,447       15,668
 Dilutive effect of potential common shares.........           --           421           --
                                                         --------       -------     --------
 Total diluted weighted average shares..............       14,919        16,868       15,668

 Income (loss) per common share.....................     $  (1.14)      $  0.98     $  (3.98)

   Securities that were excluded from earnings (loss) per share, assuming dilution, because they would have been anti-dilutive are listed below:

                                        Six      Year Ended January 31,
                                   Months Ended  ----------------------
                                   July 31, 2001    2001        2000
                                   -------------  ---------  ---------
         Stock options outstanding   1,576,246   2,716,836   4,831,581
         Warrants outstanding.....     965,356     926,682     965,356

Note 12.  Stock Compensation Plans

  Stock Incentive Plans

   The Company reserved 3,000,000 shares for issuance under the 1993 Stock Incentive Plan ("1993 Plan") and 5,000,000 shares for issuance under the 1996 Stock Incentive Plan, as amended ("1996 Plan"). The 1993 Plan and the 1996 Plan ("the Plans") provided for the issuance of incentive stock options, non-qualified stock options, unrestricted stock, restricted stock, and performance share awards. Under the Plans, both incentive options and non-qualified options were granted to employees and consultants. The option exercise price was not less than 100% of the fair market value of the shares on the date of grant in the case of incentive options and was not less than 85% of the fair market value of the shares on the date of grant in the case of non-qualified options. The Plans also provided for the grant of performance share awards to employees, entitling the recipient to receive shares of common stock based upon achievement of individual or Company performance goals. The term of each option and the vesting periods for options and stock awards were fixed by the Compensation Committee of the Company's Board of Directors. The term for incentive stock option grants did not exceed 10 years from the date of grant.

   The Company's 1996 Non-employee Director Plan, as amended ("Director Plan") provided for the automatic grant of non-qualified stock options and unrestricted stock to members of the Board of Directors who are not employees of the Company. The Director Plan was terminated in connection with the Plan to liquidate and dissolve the Company. As of January 31, 2002 there are no options outstanding under this plan.

                            eBT INTERNATIONAL, INC.

  Note Receivable from Stock Purchase Agreement

   As of January 31, 2001 and 2000, the Company held a note receivable for a total of $200,000, before certain tax benefits had been deducted, from one of its former corporate officers, which the Company provided to effect the purchase of shares of the Company's common stock, pursuant to the 1996 Stock Incentive Plan. In connection with the officer's separation from the Company, the term of this note was extended through December 31, 2002, or 30 days from the date at which the Company's common stock averages $10.25 per share over a period of 30 consecutive days, whichever comes first. This loan, which was shown as a reduction to stockholders' equity on the balance sheet was adjusted to its fair market value upon adoption of liquidation basis accounting and subsequently settled with the former officer at fair market value.

   The following table summarizes the stock option activity under the 1993 Plan, the 1996 Plan, and the Director Plan:

                                                             Weighted
                                     Available     Options   Average
                                     for Grant   Outstanding  Price
                                     ----------  ----------- --------
          At January 31, 1999.......  2,744,962   4,361,031   $15.54
          2000
          Granted................... (3,490,300)  3,490,300   $ 7.86
          Exercised.................         --    (851,466)  $11.88
          Forfeited.................  2,168,284  (2,168,284)  $13.73
          Unrestricted stock grant..     (6,000)         --   $41.00
                                     ----------  ----------   ------
          At January 31, 2000.......  1,416,946   4,831,581   $11.04
          2001
          Granted...................   (954,200)    954,200   $ 6.08
          Exercised.................         --     (34,850)  $ 5.77
          Forfeited.................  2,410,129  (2,410,129)  $10.93
          Restricted stock grant....   (177,300)         --   $ 4.32
          Restricted stock forfeited     51,100          --   $ 4.20
                                     ----------  ----------   ------
          At January 31, 2001.......  2,746,675   3,340,802   $ 9.70
          2002
          Granted...................   (218,450)    218,450   $ 1.89
          Exercised.................         --    (197,950)  $ 1.92
          Forfeited.................  2,618,071  (2,618,071)  $ 8.18
                                     ----------  ----------   ------
          At January 31, 2002.......  5,146,296     743,231   $12.23
                                     ==========  ==========   ======

                            eBT INTERNATIONAL, INC.

   Related information for options outstanding and exercisable as of January 31, 2002 under the Plans is as follows:

                                 Options Outstanding      Options Exercisable
                             ---------------------------- -------------------
                                      Weighted
                                       Average   Weighted            Weighted
                                      Remaining  Average             Average
                                     Contractual Exercise            Exercise
   Ranges of Exercise Prices Shares     Life      Price    Shares     Price
   ------------------------- ------- ----------- --------  -------   --------
         $3.50-$5.50........  17,000      .1      $ 5.46   17,000     $ 5.46
         $5.51-$7.50........ 214,167     3.8        6.16  176,501       6.22
         $8.38-$12.25....... 189,063     3.5       10.48  162,146      10.64
         $16.80-$18.00...... 323,001     1.6       17.63  323,001      17.63
                             -------     ---      ------   -------    ------
            Total........... 743,231     2.7      $12.23  678,648     $12.69
                             =======                       =======

   The market value of the restricted shares awarded was recorded as unearned compensation and is shown as a separate component of stockholders' equity. Unearned compensation was being amortized to expense over the vesting periods that range from one to five years. Amortization totaled $102,000 for the six months ended July 31, 2001 and $172,000, and $79,000 for the years ending January 31, 2001 and 2000 respectively.

  Stock Purchase Plan

   Under the Company's 1993 Stock Purchase Plan, employees had the opportunity to purchase the Company's common stock. The price at which the employee could purchase the common stock was 85% of the last reported sale price of the Company's common stock on the Nasdaq National Market on the date the offering period commenced or concluded, whichever was lower. A total of 1,100,000 shares of common stock were reserved under this plan. Employees purchased 28,105 shares under the plan for the six months ending July 31, 2001 and 188,210, and 184,323 shares under the plan in fiscal 2001 and 2000, respectively, generating proceeds to the Company of $61,000 in the period ending July 31, 2001 and $501,000 and $1,078,000 in fiscal 2001 and 2000, respectively. The stock purchase plan was terminated on June 1, 2001.

  Fair Value

   Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if the Company had accounted for its employee stock plans based on the fair value method provided under SFAS 123. The fair value for the options described below was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for awards granted in fiscal 2001 and 2000.

                                            2001      2000
                                          --------- ---------
                  Risk-free interest rate     5.96%     5.37%
                  Expected life.......... 3.0 years 3.0 years
                  Expected volatility....      116%       99%
                  Expected dividends.....      0.0%      0.0%

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options had characteristics significantly different from those of traded options, and because
                            eBT INTERNATIONAL, INC.

changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models did not necessarily provide a reliable single measure of the fair value of its employee stock options.

   The total value of the awards granted during the years ended January 31, 2001 and 2000, were computed as approximately $12,314,000 and $13,856,000, respectively, which would be amortized over the vesting period of the options. The weighted average fair value of awards granted in fiscal 2001 and 2000 was estimated to be $5.76 and $4.62, respectively. If the Company had accounted for these awards in accordance with fair value accounting proscribed under SFAS 123, the Company's pro forma net income (loss) and income (loss) per share would have been as follows:

                                                        Years Ended January 31,
                                                       ------------------------
                                                          2001          2000
                                                         ------       --------
                                                       (In thousands of dollars,
                                                       except per share amounts)
Pro forma net income (loss)........................... $4,201       $(76,166)
Pro forma earnings (loss) per share, assuming dilution $  .25       $  (4.86)

Note 13.  Benefit Plan

   The Company maintained a 401(k)-retirement savings plan ("401(k) Plan") that covered substantially all of the Company's domestic employees. Eligible employees were permitted to make pre-tax contributions, up to 15% of their compensation subject to an annual limit. Under the 401(k) Plan, the Company was permitted to make contributions either in cash or common stock of the Company at the discretion of the Company's Board of Directors. The Company had authorized 100,000 shares for issuance under the Plan ("401(k)"). During the six months ended July 31, 2001 and the years ended January 31, 2001 and 2000, the Company's total matching cash contributions amounted to approximately $150,000, $556,000 and $1,137,000, respectively. In connection with the Plan the board discontinued the Company's matching contributions for its active employees on Sept 30, 2001.

Note 14.  Commitments and Contingencies

  Leases

   The Company previously held various lease agreements for office space that expired between 2002 and 2007. During fiscal 2000, in connection with the May 2000 restructuring (see Note 6) the Company reduced the size and location of the Boston office space then under lease, terminating the existing leases and providing for a new lease for a smaller space, effective May 1, 2000. The Company remains the primary obligor under this lease. This smaller space has been subleased for the entire lease term, at rates in excess of the minimum lease payments. The Company received $121,000 and $203,000 in net rental income during the six-month period ended July 31, 2001 and fiscal 2001 and $174,000 during the period August 1, 2001 through January 31, 2002 for the Boston sublease. The Company expects to receive and pay the following total amounts in the periods after January 31, 2002, with respect to this property:

                        Amounts to Amounts to
                         be paid   be received Net receivable
                        ---------- ----------- --------------
                  Total  $800,000  $1,087,000     $287,000

   Rent expense was $321,000, $1,086,000 and $3,473,000, for the six months ended July 31, 2001 and the years ended January 31, 2001 and 2000, respectively.

                            eBT INTERNATIONAL, INC.

  Commitments under Distributor Agreement

   During 1998, the Company entered into a distribution agreement with an international distributor that provided the distributor with guaranteed levels of net receipts, as defined by the agreement, for specified geographic areas (primarily Australia, New Zealand, and certain countries in the Far East), of $2,000,000 for each calendar year ended December 31, 1999 and 2000. At December 31, 1998 the Company had outstanding irrevocable stand-by letters of credit with terms of one to two years totaling $4,004,000 supporting this guarantee. As of December 31, 1998, management concluded that the distributor would not be able to achieve the defined level of net receipts from the agreement territory in either year; therefore, the Company recorded a charge to sales and marketing expense of $4,000,000. On September 14, 1999, the Company negotiated a release of the outstanding commitments with the international distributor. Under this release, the Company paid the international distributor $606,000 from available cash and cancelled the distribution agreement. Additionally, the stand-by letters of credit were terminated. Furthermore, as a result of the release, the Company took a credit to sales and marketing expenses in the third quarter of fiscal 2000 of approximately $3,093,000 for the expenses recorded in 1998.

  Litigation

   In late January 1998 the Company discovered that it would be necessary to restate its financial results for the first three quarters of calendar year 1998. The Company immediately and voluntarily provided this information to the U.S. Securities and Exchange Commission. On June 2, 1999, the Company was informed that the U.S. Securities and Exchange Commission had issued a Formal Order of Private Investigation in connection with matters relating to the previously announced restatement of the Company's 1998 financial results.

   On June 26, 2001 the Company received notice from the staff of the Boston office of the Securities and Exchange Commission (the "Commission") that it had completed its investigation of the Company pursuant to the Formal Order of Private Investigation issued in connection with matters relating to the restatement of the Company's 1998 financial results. The staff has advised the Company that its preliminary findings with regard to the Company involve no administrative sanctions or financial fines or penalties. However these findings are subject to the Commission's review. The staff subsequently indicated that it has recommended the Commission pursue civil injunctive actions with regard to three former officers of the Company. The Company is obligated under its By-laws to indemnify these former officers for expenses reasonably incurred in connection with the Commission's investigation, including the defense costs for actions that may be pursued by the Commission and resultant fines and penalties should they be assessed. However, the Company's By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith or in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company. The Commission has not yet determined whether it will pursue civil injunctive actions against all or some of the former officers, and the staff's findings as to the Company remain preliminary. On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together "Microlytics") filed a complaint against the Company in the United States Bankruptcy Court for the Western District of New York. The lawsuit was captioned Microlytics, Inc. and Microlytics Technology Co., Inc. v. Inso Corporation, Adversary Proceeding No. 99-217. The complaint sought turnover of purported property of the estates and damages for the Company's alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint sought damages of at least $11,750,000. On August 19, 1999, the Company filed its Answer and Demand for Jury Trial. Also, on August 19, 1999, the Company filed a motion to withdraw the case from the Bankruptcy Court to the United States District Court for the Western District of New York. On December 15, 1999, the United States District Court granted the Company's motion for the purposes of dispositive motions and trial. On August 29, 2001, the Company agreed to settle the June 9, 1999 complaint filed by Microlytics. The terms of the settlement, which were approved by the United States Bankruptcy Court for the
                            eBT INTERNATIONAL, INC.

Western District of New York on September 21, 2001, included the payment of 2,000,000 to Microlytics, which was accrued at July 31, 2001. The $2,000,000 payment was made in September 2001.

   We may also be subject to various legal proceedings and claims that may arise during liquidation. We currently believe that any such proceedings and claims will not have a material adverse impact on the Company's estimate of net assets in liquidation.

Note 15.  Operations by Industry Segment and Geographic Area

   For the years ended January 31, 2001 and 2000, the Company managed two and three operating segments, respectively. The PDM segment information below for all periods presented includes the operations of the DynaText/DynaWeb and ViewPort browser technologies until their sale to Enigma on October 29, 1999 (see Note 5). The balance of the PDM division was sold effective January 5, 2000 (see Note 5). The IED segment was sold to Stellent. on July 10, 2000 (see
Note 5). The operating results of the MediaBank product line, which was sold in June 2000 (see Note 5), are included in the eBT segment results through the date of sale.

   As a result of the dispositions, the Company had only one operating segment at January 31, 2001. We have not restated the historical segment information to conform to presentation of the eBT results as a single line of business, which now includes all corporate operating expenses, but rather have disclosed the corporate office expenses as a reconciling item to the consolidated financial statement amounts.

   Each segment's profit and loss for the years ended January 31, 2001 and 2000, reflects all income and losses, except for the items shown in the reconciliation information below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

  Segment Disclosure

                                              Year Ended January 31, 2001
                                              --------------------------
                                                 eBT      IED    Totals
                                              --------   ------ --------
                                               (In thousands of dollars)
        Revenues from external customers..... $ 13,311   $8,385 $ 21,696
        Depreciation and amortization expense    3,192    1,846    5,038
        Segment profit (loss)................  (20,217)      27  (20,190)
        Segment assets.......................   80,002       --   80,002

                                             Year Ended January 31, 2000
                                        ------------------------------------
                                          eBT       IED     PDM      Totals
                                        --------  ------- --------  --------
                                              (In thousands of dollars)
  Revenues from external customers..... $ 12,329  $26,255 $ 26,096  $ 64,680
  Depreciation and amortization expense    4,245    3,760    6,589    14,594
  Segment profit (loss)................  (16,679)   6,263  (12,997)  (23,413)
  Segment assets.......................   15,038   17,631       --    32,669

                            eBT INTERNATIONAL, INC.

  Enterprise-Wide Disclosures

   Geographic Information

                                    Six Months
                                       Ended
                                   July 31, 2001  2001    2000
                                   ------------- ------- -------
                                     (In thousands of dollars)
                Revenues:
                United States.....    $1,189     $15,569 $43,482
                Foreign countries.       337       6,127  21,198
                                      ------     ------- -------
                Consolidated Total    $1,526     $21,696 $64,680
                                      ======     ======= =======

   Revenues are attributed to countries based on the location of the customer.

   As of January 31, 2001 and 2000, the Company's long-lived assets were primarily located in the Company's United States operations. The long-lived assets located in foreign countries were less than 5% of consolidated assets.

  Reconciliation Information

   Profit or loss

                                                                2001          2000
                                                              --------      --------
                                                             (In thousands of dollars)
Total external profit or loss for reportable segments....... $(20,190)     $(23,413)
Restructuring expenses......................................   (1,954)      (11,068)
Special charges.............................................     (200)      (28,103)
Net investment and other income.............................    3,861         1,721
Recovery (write-down) of Information Please LLC.............      657        (2,655)
Gain on sale of assets, net.................................   38,170        12,212
Unallocated corporate and other expenses....................   (3,529)      (10,530)
                                                              --------      --------
Consolidated income (loss) before provision for income taxes $ 16,815      $(61,836)
                                                              ========      ========

  Reconciliation Information

   Assets

                                                        2001
                                                    -------------
                                                    (In thousands
                                                     of dollars)
               Total assets for reportable segments    $80,002
                                                       -------
               Consolidated total assets...........    $80,002
                                                       =======

                            eBT INTERNATIONAL, INC.

Unaudited Quarterly Financial Data

                                                            Quarter Ended
                                             ------------------------------------------
                                             April 30, July 31,  October 31, January 31,
                                             --------- --------  ----------- -----------
Six Months Ended July 31, 2001 (6)
Revenues....................................  $ 1,097  $    429        --          --
Gross profit (loss).........................     (273)      104        --          --
Restructuring and special charges (4,5).....      817    10,443        --          --
Gain on sale of assets, net.................       --       230        --          --

Net loss....................................   (5,573)  (11,456)       --          --
Loss per share..............................    (0.37)    (0.77)       --          --
Loss per share, assuming dilution...........    (0.37)    (0.77)       --          --

Fiscal 2001
Revenues....................................   10,290     5,655     2,532       3,219
Gross profit................................    7,379     2,882       575       1,224
Restructuring and special charges...........    1,835        --        --         319
Gain on sale of assets, net (1,2,3).........       --    35,296       490       2,384

Recovery on IPLLC...........................       --        --       657          --
Net income (loss)...........................   (6,772)   28,171    (3,100)     (1,784)
Earnings (loss) per share...................    (0.41)     1.69     (0.19)      (0.11)
Earnings (loss) per share, assuming dilution    (0.41)     1.68     (0.19)      (0.11)

   The above table presents our unaudited quarterly results of operations up to and including the quarter ended July 31, 2001. The unaudited results of operations have been prepared on substantially the same basis as the audited statements of operations contained in this Form 10-K and include all adjustments, consisting of normal recurring accruals, that we consider necessary to present this information fairly when read in conjunction with our financial statements and accompanying notes appearing elsewhere in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for subsequent periods. As a result we believe that period-to-period comparisons of our results of operations will not be meaningful.

   (1) eBT's second quarter results for fiscal year 2001 include a gain of $39,312,000 on the sale of it's Information Exchange Division, a loss of $3,749,000 for the disposition of it's Mediabank product line, a gain of $370,000 for the sale of it's Dynatext product line, and a loss of $637,000 for the sale of it's PDM division. (See Note 5 of "Notes to Consolidated Financial Statements").

   (2) eBT's third quarter results for fiscal year 2001 include a gain of $435,000 related to the sale of it's Information Exchange Division, a loss of $40,000 for the disposition of it's Mediabank product line, and a gain of $95,000 for the sale of it's Dynatext product line. (See Note 5 of "Notes to Consolidated Financial Statements").

   (3) eBT's fourth quarter results for fiscal year 2001 include a gain of $167,000 related to the sale of it's Information Exchange Division, a gain of $54,000 for the disposition of it's Mediabank product line, and a gain of $2,163,000 for the sale of it's PDM division. (See Note 5 of "Notes to Consolidated Financial Statements").

   (4) As a result of the Company's first quarter operating results and revised forecasted operating performance management determined that certain of its property and equipment would not recoverable over their remaining estimated useful life. These assets were written down resulting in an impairment
                            eBT INTERNATIONAL, INC.

       charge of $918,000. This charge was offset by a decrease in severance of $101,000 due to a change in estimated obligations. (See Notes 6 and 7 of "Notes to Consolidated Financial Statements").

   (5) On May 22, 2001, the Board of Directors adopted a plan of complete liquidation and dissolution of the Company. The special charge of $10,477,000 related to that action. (See Notes 1, and 7 of "Notes to Consolidated Financial Statements").

   (6) The Company adopted the liquidation basis of accounting on August 1, 2001 and no longer operates as a going concern. (See Note 1 of "Notes to Consolidated Financial Statements").

                            eBT INTERNATIONAL, INC.

                SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

   Six Months ended July 31, 2001 and Years ended January 31, 2001 and 2000

                                  Balance at    Additions                                Balance
                                  beginning  charged to costs   Amounts     Reductions   at end
                                  of period    and expenses   written off  due to sales of period
                                  ---------- ---------------- -----------  ------------ ----------
2002
Allowance for doubtful accounts.. $  385,000    $       --    $  (385,000) $        --  $       --
Allowance for returns and refunds    302,000            --       (302,000)          --          --
                                  ----------    ----------    -----------  -----------  ----------
   Total......................... $  687,000    $       --    $  (687,000) $        --  $       --

2001
Allowance for doubtful accounts.. $1,460,000    $1,435,000    $(1,416,000) $(1,094,000) $  385,000
Allowance for returns and refunds  1,679,000       190,000       (466,000)  (1,101,000)    302,000
                                  ----------    ----------    -----------  -----------  ----------
   Total......................... $3,139,000    $1,625,000    $(1,882,000) $(2,195,000) $  687,000

2000
Allowance for doubtful accounts.. $1,938,000    $1,217,000    $  (751,000) $   944,000  $1,460,000
Allowance for returns and refunds  2,041,000       791,000     (1,153,000)          --   1,679,000
                                  ----------    ----------    -----------  -----------  ----------
   Total......................... $3,979,000    $2,008,000    $(1,904,000) $  (944,000) $3,139,000
                                  ==========    ==========    ===========  ===========  ==========

Item 14(a)

3.  Exhibit Index

                   Exhibit Description                  Page
                    23.1   Consent of Ernst & Young LLP  *

--------
*  Incorporated herein by reference.