Form 10-Q
period 2002-04-30
EBT INTERNATIONAL INC
filed 2002-06-14
CIK 917471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              April 30, 2002
                               -------------------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________________

Commission File Number:                              000-23384
                           -----------------------------------------------------

                             eBT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                     04-3216243
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification No.)

     P.O. Box 1029 Scituate, MA                                      02047
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                  (781)319-0460
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

________________________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes   X              No _______
                                             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at June 13, 2002
------------------------------------------        ------------------------------
Common Stock (par value $.01 per share)                      14,685,001
                             eBT INTERNATIONAL, INC.
                                 FORM 10-Q INDEX

                                                                                             Page No.
                                                                                             --------
Part I.    Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Statement of Net Assets in Liquidation at
              April 30, 2002 and January 31, 2002                                               3

           Condensed Consolidated Statement of Changes in Net Assets in
              Liquidation for the three months ended April 30, 2002                             4

           Condensed Consolidated Statement of Operations for the three months ended
              April 30, 2001(Going Concern Basis)                                               5

           Condensed Consolidated Statement of Cash Flows for the three months ended
              April 30, 2001(Going Concern Basis)                                               6

           Notes to Condensed Consolidated Financial Statements                                7-10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Status of Liquidation                                                11-14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          14

Part II.   Other Information

Item 1.    Legal Proceedings                                                                   15

Item 6.    Exhibits and Reports on Form 8-K                                                    15

           Signatures                                                                          16

                             eBT INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       APRIL 30, 2002 AND JANURY 31, 2002
                                 (In thousands)

                                                                April 30,   January 31,
                                                                  2002         2002
                                                                  ----         ----
                                                               (unaudited)
Assets
 Cash and cash equivalents                                        $1,291       $1,348
 Marketable securities                                             6,005        6,005
 Receivables and other current assets                                692          884
                                                                  ------       ------
          Total assets                                            $7,988       $8,237
                                                                  ------       ------

Liabilities
 Accounts payable and accrued expenses                            $2,362        2,548
 Estimated costs to be incurred during liquidation period            870          989
                                                                  ------       ------
               Total liabilities                                  $3,232       $3,537
                                                                  ------       ------
    Net assets in liquidation                                     $4,756       $4,700
                                                                  ------       ------

      See accompanying Notes to Condensed Consolidated Financial Statements
                             eBT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                          IN NET ASSETS IN LIQUIDATION
                        THREE MONTHS ENDED APRIL 30, 2002
                                    Unaudited
                                 (In thousands)


Net assets in liquidation at January 31, 2002                           $ 4,700

 Reduction in receivables and other current assets for cash received       (248)

 Reduction in payables and accrued expenses for cash disbursed              186
 Reduction in costs incurred during liquidation period for cash disbursed   119

 Adjust assets and liabilities to fair value                                 56

 Net changes in cash and cash equivalents                                   (57)
                                                                        -------

Net assets in liquidation at April 30, 2002                             $ 4,756


      See accompanying Notes to Condensed Consolidated Financial Statements
                             eBT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                    FOR THE THREE MONTHS ENDED APRIL 30, 2001
                                    Unaudited
                     (In thousands, except per share amount)


                                                         April 30,
                                                           2001
                                                           ----
Revenues:
   Product licenses                                      $    219
   Service                                                    878
                                                         --------
   Total revenues                                           1,097

Cost of revenues:

   Cost of product licenses                                   467
   Cost of service                                            903
                                                         --------
   Total cost of revenues                                   1,370
                                                         --------
Gross loss
                                                             (273)
Operating expenses:
   Sales and marketing                                      2,643
   Product development                                      1,214
   General and administrative                               1,483
   Restructuring charge (benefit)                            (101)
   Special charge                                             918
                                                         --------
     Total operating expenses                               6,157
                                                         --------
Operating loss                                             (6,430)

Non-operating income:
  Net investment and other income                             857
                                                         --------

Net loss *                                               $ (5,573)
                                                         --------

Loss per common share                                    $  (0.37)
                                                         ========
Weighted average common shares outstanding                 15,029

 * Net loss equals comprehensive loss.

     See accompanying notes to condensed consolidated financial statements.

                             eBT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
                        THREE MONTHS ENDED APRIL 30, 2001
                                    Unaudited
                            (In thousands of dollars)

                                                                                       April 30,
                                                                                         2001
                                                                                         ----

Cash flows used in operating activities:
  Net loss                                                                             $ (5,573)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                           326
     Amortization                                                                           440
     Non-cash stock compensation expense                                                     68
     Special charge                                                                         918
                                                                                       --------
                                                                                         (3,821)

  Changes in operating assets and liabilities:
     Accounts receivable                                                                  2,290
     Prepaid expenses and other current assets                                             (469)
     Accounts payable and accrued liabilities                                            (1,514)
     Other assets and liabilities                                                          (425)
                                                                                       --------
       Net cash used in operating activities                                             (3,939)

Cash flows used in investing activities:
     Property and equipment expenditures                                                    (45)
     Proceeds from the sale of assets                                                       197
     Net purchases from sales of marketable securities                                   (1,617)
                                                                                       --------
       Net cash used in investing activities                                             (1,465)

Cash flows used in financing activities:
    Purchases of treasury stock                                                          (1,283)
                                                                                       --------
       Net cash used in financing activities                                             (1,283)

Net decrease in cash and cash equivalents                                                (6,687)
Cash and cash equivalents at beginning of period                                         56,709
                                                                                       --------
Cash and cash equivalents at end of period                                             $ 50,022
                                                                                       ========


     See accompanying notes to condensed consolidated financial statements.

                             eBT INTERNATIONAL, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

         On May 22, 2001 the Board of Directors of the Company approved a plan to liquidate and dissolve the Company (the "Plan"). The Plan was approved by a majority of the Company's stockholders on November 8, 2001.

         The approval of the Plan was preceded by a series of divestitures, restructuring activities and special charges which left the Company with a single active business unit on July 10, 2000. The principal focus of that Providence, RI based unit was the development and marketing of enterprise-wide Web content management software solutions and associated services. Following a detailed review of the results of operations of that business for the first fiscal quarter of 2002, and future prospects, the Board concluded that adoption of the Plan was in the best interests of eBT and its stockholders. The key features of the Plan are (1) the conclusion of all business activities, other than those related to the execution of the Plan; (2) the sale or disposal of all of the Company's non-cash assets; (3) the establishment of reasonable reserves to be sufficient to satisfy the liabilities, expenses and obligations of eBT not otherwise paid, provided for or discharged; (4) the periodic payment of per share liquidating distributions to stockholders; and (5) the authorization of the filing of a Certificate of Dissolution with the State of Delaware.

         The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2002 and eBT's October 3, 2001 Proxy Statement.

         The interim financial information contained herein is unaudited; however; in the opinion of management, all adjustments necessary for the fair presentation of such financial information on a liquidation basis for the three months ended April 30, 2002 and a going concern basis for the three months ended April 30, 2001 have been included.

         The January 31, 2002 consolidated statement of net assets in liquidation data presented herein was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The condensed consolidated financial statements for the three months ended April 30, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective, August 1, 2001. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgements. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of August 1, 2001, the date of adoption of liquidation basis accounting:

            Adjust assets and liabilities to fair value:              (In thousands of dollars)
               Lease settlement costs, net of subrental income                          (2,732)
               Litigation settlement costs                                                (800)
               Accrued income taxes                                                      2,083
               All other, net                                                              164
                                                                                       -------
            Total adjustment of assets and liabilities to fair value                    (1,285)

            Accrued estimated net costs during liquidation:

               Costs to be incurred during liquidation period           $(2,078)
               Future interest income                                       916
                                                                        -------
            Total estimated net costs during liquidation                 (1,162)

            Total liquidation basis adjustments                         $(2,447)
                                                                        =======

         The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the April 30, 2002 condensed consolidated financial statements on a liquidation basis follows:

Receivables and Other Current Assets

         At April 30, 2002, Receivables and Current Assets of $692,000 represented 8.7% of the Company's total assets. Included in Receivables and Other Current Assets is $71,000, which represents the Company's estimate of future interest earnings over the liquidation period through November 8, 2004.

Accounts Payable and Accrued Expenses

         At April 30, 2002, Accounts Payable and Accrued Expenses were $2,362,000. Included in this amount are accrued income taxes in the amount of $746,000 and known obligations totaling $405,000. The balance of $1,211,000 is comprised of the following items:

Estimated Litigation Settlement Costs Reserve

         Litigation settlement costs in the amount of $976,000 represent estimated future legal fees, and amounts that may be payable under the Company's By-laws to indemnify certain former officers for expenses reasonably incurred in connection with the Securities and Exchange Commission's (the "Commission") investigation of the restatement of the Company's results for the first three calendar quarters of 1998. However, the Company's By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company. Further, in this instance, the Company may not be required to make any further payments to the individuals and any remaining unpaid amounts will result in an increase in the total net proceeds estimated as available for distribution to shareholders. See Note 3 for a summary of the Commission's investigation and its current status.

General Contingency Reserve

         In view of the duration of the liquidation period to November 8, 2004, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a general contingency reserve upon the adoption of liquidation basis accounting on August 1, 2001. The amount of reserve initially established was $900,000 and at April 30, 2002 is $235,000. The Company currently has no known material claims against this reserve and will continue to periodically assess whether maintenance of a lower or higher general contingency reserve is required. In the event there are no claims against this reserve then the total amount of liquidation proceeds that may be paid to stockholders will be increased.

Estimated Costs to be Incurred During Liquidation Period

         At April 30, 2002, the Company estimates that there are $870,000 of costs remaining, including compensation for liquidation personnel and Board retainers ($346,000), professional fees ($498,000) and miscellaneous other costs ($26,000).

Note 2.  Earnings (Loss) Per Common Share

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

Note 3.  Commitments and Contingencies

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

         On June 26, 2001 the Company received notice from the staff of the Boston office of the Commission that it had completed its investigation of the Company pursuant to the Formal Order of Private Investigation issued in connection with matters relating to the restatement of the Company's 1998 financial results. The staff has advised the Company that its preliminary findings with regard to the Company involve no administrative sanctions or financial fines or penalties. However these findings are subject to the Commission's review. The staff subsequently indicated that it has recommended the Commission pursue civil injunctive actions with regard to three former officers of the Company. The Company is obligated under its By-laws to indemnify these former officers for expenses reasonably incurred in connection with the Commission's investigation, including the defense costs for actions that may be pursued by the Commission and resultant fines and penalties should they be assessed. However, the Company's By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith or in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company. The Commission has not yet determined whether it will pursue civil injunctive actions against all or some of the former officers, and the staff's findings as to the Company remain preliminary.

         We may also be subject to various legal proceedings and claims that may arise during liquidation. We currently believe that any such proceedings and claims will not have a material adverse impact on the Company's net assets in liquidation.

Note 4.  Restructuring Charge (Benefit)

         On April 11, 2000, we adopted a restructuring plan under which we would focus our energies on our eBusiness Technologies' ("eBT") Web Content Management and Workflow product line, and pursue divestiture of certain assets, including the Information Exchange Division. The plan included the consolidation of our Boston, Massachusetts' headquarters into the Providence, Rhode Island offices of our eBT division. A net charge of $1,930,000 was provided in connection with this restructuring plan. During fiscal 2002, the Company decreased the charge by $101,000, due to a change in estimated obligations.

Note 5.  Special Charge

         As a direct result of the Company's unsatisfactory first quarter operating results for the quarter ended April 30, 2001 and revised forecasted operating performance, management evaluated for impairment certain long-lived assets. Based upon estimated future undiscounted cash flows management determined that certain of its property and equipment were not recoverable over their remaining estimated useful lives. As a result, these assets, consisting of computer equipment, purchased software and office equipment were written down to their estimated fair value, as of April 30, 2001. This write-down resulted in an impairment charge of $918,000, reflected as a special charge in the Condensed Consolidated Statement of Operations.

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

         Effective July 1, 2001, the Company entered into an agreement with Red Bridge Interactive, Inc., ("Interactive") whereby Interactive assumed our maintenance and support obligations relating to DynaBase, engenda and entrepid (the Company's former products). In connection with that agreement, we assigned Interactive our existing rights in the DynaBase and engenda products and provided Interactive with a limited, non-exclusive license of our rights to entrepid. Interactive was founded in June 2001 and is owned and managed by former employees of eBT. Interactive is based in Providence, RI.

         The terms of our agreement required the Company to provide Interactive with $650,000 in cash over the period July 1, 2001 to March 1, 2002. The payments were made monthly, generally declining in amount over this period, which correspond to the customer maintenance and support contracts that we transferred to Interactive. In the event of a default by Interactive, which specifically included performance of the obligations assumed by Interactive under the Company's former maintenance and support business, we were entitled to draw upon an irrevocable letter of credit provided by Interactive. This letter of credit had an initial principal amount of $350,000 and declined over the period July 31, 2001 to March 31, 2002, at which time it was terminated.

         Our agreement with Interactive also provided for the payment of royalties to eBT in the event Interactive earns gross revenue from the maintenance and support business or from licensing of DynaBase, engenda and entrepid. The royalty periods expire at various times through July 1, 2004. The Company's Consolidated Statement of Net Assets in Liquidation as of April 30, 2002 includes a receivable from Interactive for royalties in the amount of $83,000. Although we expect that the Company will continue to receive royalties pursuant to its agreement with Interactive, we have not included any amounts in the Consolidated Statement of Net Assets in Liquidation other than the $83,000 referred to above. Accordingly, we will continue to account for Interactive royalty income when amounts due to the Company, if any, have been verified.

     On December 13, 2001, the Company returned the sum of $44,055,000 (or $3.00 per share, based upon 14,685,001 shares of common stock outstanding) to stockholders of record as of December 7, 2001. We currently estimate that stockholders may receive periodic additional liquidation proceeds totaling $.32 per share. The actual amount and timing of future distributions cannot be predicted at this time although the Board currently expects to make a cash distribution of approximately $.25 per share to stockholders in October, 2002. The Board's final determination as to the amount of and date of this distribution is subject to the conditions set forth in the October 3, 2001 Proxy Statement, including an assessment as to the adequacy of the estimated litigation settlement costs reserve (see Notes 1 and 3 of "Notes to Condensed Consolidated Financial Statements"). The actual nature, amount and timing of future distributions will be determined by the Board in its sole discretion, and will depend primarily upon eBT's ability to execute the Plan.

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

Critical Accounting Policies

Receivables and Other Current Assets

     At April 30, 2002, Receivables and Current Assets of $692,000 represented 8.7% of the Company's total assets. Included in Receivables and Other Current Assets is $71,000, which represents the Company's estimate of future interest earnings over the liquidation period through November 8, 2004.

Accounts Payable and Accrued Expenses

     At April 30, 2002, Accounts Payable and Accrued Expenses were $2,362,000. Included in this amount are accrued income taxes in the amount of $746,000 and known obligations totaling $405,000. The balance of $1,211,000 is comprised of the following items:

Estimated Litigation Settlement Costs Reserve

     Litigation settlement costs in the amount of $976,000 represent estimated future legal fees, and amounts that may be payable under the Company's By-laws to indemnify certain former officers for expenses reasonably incurred in connection with the Commission's investigation of the restatement of the Company's results for the first three calendar quarters of 1998. However, the Company's By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company. Further, in this instance, the Company may not be required to make any further payments to the individuals and any remaining unpaid amounts will result in an increase in the total net proceeds estimated as available for distribution to shareholders. See Note 3 of "Notes to Condensed Consolidated Financial Statements" for a summary of the Commission's investigation and its current status.

General Contingency Reserve

     In view of the duration of the liquidation period to November 8, 2004, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a general contingency reserve upon the adoption of liquidation basis accounting on August 1, 2001. The amount of reserve initially established was $900,000 and at April 30, 2002 is $235,000. At April 30, 2002, the Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher general contingency reserve is required. In the event there are no claims against this reserve then the amount of liquidation proceeds that may be paid to stockholders will be increased.

Estimated Costs to be Incurred During Liquidation Period

     At April 30, 2002, the Company estimates that there are $870,000 of costs remaining, including compensation for liquidation personnel and Board retainers ($346,000), professional fees ($498,000) and miscellaneous other costs ($26,000).

Liquidity and Capital Resources
-------------------------------

     The Company's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount and timing of all future distributions will be determined by the Board in its sole discretion, and will depend in part upon eBT's ability to convert certain remaining assets into cash, settle certain obligations and the amount of royalty proceeds, if any, received pursuant to the Interactive transaction. Although the liquidation is currently expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware, the period of time to liquidate the assets and distribute the proceeds is subject to uncertainties and contingencies, many of which are beyond the Company's control (see Item 1, "Risk Factors" to The Company's Form 10-K for the year ended January 31, 2002).

     As of April 30, 2002, the Company's total assets were $7,988,000, of which $7,296,000 is represented by cash, cash equivalents and marketable securities. On December 13, 2001, the Company paid the sum of $44,055,000, equivalent to $3.00 per common share to stockholders of record on December 7, 2001. The Company currently estimates that stockholders may receive periodic additional liquidation proceeds of $.32 per common share. This amount does not include any benefit that might be realized if some or all of the estimated litigation settlement costs and general contingency reserves are not required to pay claims.

     At April 30, 2002, the Company estimates that there are $870,000 of operating costs to be incurred during the remaining liquidation period through November 8, 2004. The estimated other liabilities of the Company at April 30, 2002 total $2,362,000, including $976,000 for potential litigation settlement costs (see Note 1 of "Notes to Condensed Consolidated Financial Statements") equivalent to approximately $.066 per share and $235,000 in general contingency reserve (see Note 1 of "Notes to Condensed Consolidated Financial Statements"), equivalent to approximately $.016 per share.

     The increase in net assets in liquidation from $4,700,000 at January 31, 2002 to $4,756,000 at April 30, 2002 is primarily due to two transactions: (1) an increase in royalties due from Interactive ($20,000); and (2) the collection of a fully reserved obligation ($34,000) related to a prior divestiture.

LIQUIDATION BASIS OF ACCOUNTING

     The condensed consolidated financial statements for the three months ended April 30, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective August 1, 2001. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting has required management to make significant estimates and judgements. In order to present its assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, the Company recorded certain adjustments to record its assets and liabilities to fair value as of August 1, 2001, the date of adoption of liquidation basis accounting (see Note 1 of "Notes to Condensed Consolidated Financial Statements").

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

Risk Factors
------------

     This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future royalty receipts, other net cash flows and the liquidation and dissolution. Factors that may cause actual results to differ materially from these forward-looking statements include the following: the timing and amount of payments to shareholders and unknown liabilities which may be asserted in connection with the liquidation. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 and the Company's proxy statement dated October 3, 2001 for a description of certain additional factors that may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements.

     The Company's common stock was delisted from the Nasdaq National Market ("Nasdaq") on May 24, 2002. The Company's common stock now trades on the Nasdaq over-the counter bulletin board. This change may adversely affect a stockholder's ability to obtain price quotations and to buy or sell the Company's common shares.

Results of Operations

Three months Ended April 30, 2001

     Total Company revenues of $1,097,000 for the three months ended April 30, 2001 compared with revenues of $3,934,000 (excluding businesses disposed) in the comparable preceding period, a decrease of $2,837,000 or 72%. Given this unsatisfactory performance, plus that of the Company in the period through May 22, 2001, and other factors specified in the October 3, 2001 Proxy Statement, the Board of Directors adopted the Plan.

     Operating expenses in the three months ended April 30, 2001 totaled $6,157,000, including a special charge in the amount of $918,000 that was due in part to the poor revenue and operating results reported for the quarter ended April 30, 2001. The special charge included the write-down to estimated fair value of computer equipment, purchased software and office equipment. These assets, along with other assets and liabilities, were further revalued with the adoption of liquidation basis accounting effective as of August 1, 2001.

     All other operating costs, with the exception of a $101,000 restructuring benefit (see Note 4 of "Notes to the Company's Condensed Consolidated Financial Statements"), were directly related to the Company's then business activities.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk disclosures set forth in its fiscal 2002 Annual Report filed on Form 10-K have not changed significantly.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     A description of legal proceedings in which the Company is involved may be found in and is incorporated herein by reference to Note 3, "Commitments and Contingencies" to the Company's Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits: None

     (b)  Reports on Form 8-K

     Registrant filed no reports on Form 8-K during the quarter ended April 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      eBT INTERNATIONAL INC.

                                      By: /s/ Stephen O. Jaeger
                                          ---------------------
                                          Stephen O. Jaeger
                                          President, Chief Executive Officer and
                                          Chief Accounting Officer