Form 10-Q
period 2002-07-31
EBT INTERNATIONAL INC
filed 2002-08-29
CIK 917471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              July 31, 2002
                               -------------------------------------------------

                                       or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------

Commission File Number:                      000-23384
                       ---------------------------------------------------------

                             eBT INTERNATIONAL, INC.
                            ------------------------
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

                                                   Yes  X        No
                                                      -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at August 29, 2002
---------------------------------------           ------------------------------
Common Stock (par value $.01 per share)                     14,685,001
                             eBT INTERNATIONAL, INC.
                                 FORM 10-Q INDEX


                                                                                                      Page No.
                                                                                                      --------

Part I.    Financial Information

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Statement of Net Assets in Liquidation at July 31, 2002
               and January 31, 2002                                                                      3

           Condensed Consolidated Statement of Changes in Net Assets in Liquidation for the three
              and six months ended July 31, 2002                                                         4


           Condensed Consolidated Statement of Operations for the three and six months ended
              July 31, 2001(Going Concern Basis)                                                         5

           Condensed Consolidated Statement of Cash Flows for the six months ended
           July 31, 2001(Going Concern Basis)                                                            6

           Notes to Condensed Consolidated Financial Statements                                       7-10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Status of Liquidation                                                       11-14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                   15

Part II.   Other Information

Item 1.    Legal Proceedings                                                                            15

Item 6.    Exhibits and Reports on Form 8-K                                                             15

           Signatures                                                                                   16




                             eBT INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                       JULY 31, 2002 AND JANUARY 31, 2002
                                 (In thousands)


                                                               July 31,     January 31,
                                                                 2002          2002
                                                                 ----          ----
                                                              (unaudited)
Assets
 Cash and cash equivalents                                      $4,419       $1,348
 Marketable securities                                           3,000        6,005
 Receivables and other current assets                              520          884
                                                                ------       ------
         Total assets                                           $7,939       $8,237
                                                                ------       ------
Liabilities
 Accounts payable and accrued expenses                          $2,295        2,548
 Estimated costs to be incurred during liquidation period          735          989
                                                                ------       ------
         Total liabilities                                      $3,030       $3,537
                                                                ------       ------
 Net assets in liquidation                                      $4,909       $4,700
                                                                ------       ------



      See accompanying Notes to Condensed Consolidated Financial Statements
                             eBT INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                          IN NET ASSETS IN LIQUIDATION
                    THREE AND SIX MONTHS ENDED JULY 31, 2002
                                    Unaudited
                                 (In thousands)

                                                                 THREE MONTHS       SIX MONTHS
                                                                 ENDED JULY 31,   ENDED JULY 31,
                                                                      2002            2002
                                                                      ----            ----
Net assets in liquidation at beginning of period                    $ 4,756         $ 4,700
 Reduction in receivables and other current assets
  for cash received                                                    (319)           (567)
 Reduction in payables and accrued expenses for cash disbursed           67             253
 Reduction in costs incurred during liquidation period for
  cash disbursed                                                        135             254

 Adjust assets and liabilities to fair value                            147             203

 Net changes in cash, cash equivalents and
  marketable securities                                                 123              66
                                                                    -------         -------

Net assets in liquidation at July 31, 2002                          $ 4,909         $ 4,909


      See accompanying Notes to Condensed Consolidated Financial Statements
                             eBT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2001
                                    Unaudited
                     (In thousands except per share amount)


                                      THREE MONTHS   SIX MONTHS
                                          ENDED        ENDED
                                         JULY 31,     JULY 31,
                                           2001         2001
                                        --------      --------
Revenues:
   Product licenses                     $      -      $    219
   Service                                   429         1,307
                                        --------      --------
      Total revenues                         429         1,526

Cost of revenues:
   Cost of product licenses                    -           467
   Cost of service                           325         1,228
                                        --------      --------
      Total cost of revenues                 325         1,695
                                        --------      --------
Gross profit (loss)                          104          (169)

Operating expenses:
   Sales and marketing                     1,171         3,814
   Product development                       416         1,630
   General and administrative                806         2,289
   Restructuring charge (benefit)            (34)         (135)
   Special charges                        10,477        11,395
                                        --------      --------
      Total operating expenses            12,836        18,993

Operating loss                           (12,732)      (19,162)

Non-operating income:
  Net investment and other income          1,046         1,903
  Gain on sale of assets, net                230           230
                                        --------      --------
Net loss                                 (11,456)      (17,029)

Loss per common share                   $  (0.77)     $  (1.14)
                                        ========      ========

Weighted average shares outstanding       14,812        14,919


     See accompanying notes to condensed consolidated financial statements.

                             eBT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
                         SIX MONTHS ENDED JULY 31, 2001
                                    Unaudited
                            (In thousands of dollars)


                                                                                  July 31,
                                                                                    2001
                                                                                  --------
Cash flows used in operating activities:
  Net loss                                                                        $(17,029)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                      330
     Amortization                                                                      440
     Stock compensation expense                                                        102
     Special charges                                                                 4,790
                                                                                  --------
                                                                                   (11,367)

  Changes in operating assets and liabilities:
     Accounts receivable                                                             3,082
     Accounts payable and accrued liabilities                                          447
     Other assets and liabilities                                                   (2,248)
                                                                                  --------
         Net cash used in operating activities                                     (10,086)

Cash flows provided by investing activities:
    Property and equipment expenditures                                                (80)
    Proceeds from asset sales                                                        5,942
    Net purchases from sales of marketable securities                               (5,638)
                                                                                  --------
         Net cash provided by investing activities                                     224


Cash flows used in financing activities:
   Proceeds from employee stock plans                                                  248
   Purchases of treasury stock                                                      (1,283)
                                                                                  --------
         Net cash used in financing activities                                      (1,035)


Net decrease in cash and cash equivalents                                          (10,897)
Cash and cash equivalents at beginning of period                                    56,709
                                                                                  --------
Cash and cash equivalents at end of period                                        $ 45,812
                                                                                  ========


     See accompanying notes to condensed consolidated financial statements.

                             eBT INTERNATIONAL, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

         On May 22, 2001 the Board of Directors of the Company approved a plan to liquidate and dissolve the Company (the "Plan"). The Plan was approved by a majority of the Company's stockholders and a certificate of dissolution was filed with the State of Delaware on November 8, 2001.

         The approval of the Plan was preceded by a series of divestitures, restructuring activities and special charges, which left the Company with a single active business unit on July 10, 2000. The principal focus of that Providence, RI based unit was the development and marketing of enterprise-wide Web content management software solutions and associated services. Following a detailed review of the results of operations of that business for the first fiscal quarter of 2002, and future prospects, the Board concluded that adoption of the Plan was in the best interests of eBT and its stockholders. The key features of the Plan are (1) the conclusion of all business activities, other than those related to the execution of the Plan; (2) the sale or disposal of all of the Company's non-cash assets; (3) the establishment of reasonable reserves to be sufficient to satisfy the liabilities, expenses and obligations of eBT not otherwise paid, provided for or discharged; (4) the periodic payment of per share liquidating distributions to stockholders; and (5) the authorization of the filing of a Certificate of Dissolution with the State of Delaware.

         The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2002 and eBT's October 3, 2001 Proxy Statement.

         The interim financial information contained herein is unaudited, however, in the opinion of management, all adjustments necessary for the fair presentation of such financial information on a liquidation basis for the three and six months ended July 31, 2002 and a going concern basis for the three and six months ended July 31, 2001 have been included.

         The January 31, 2002 consolidated statement of net assets in liquidation data presented herein was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The condensed consolidated financial statements for the three and six months ended July 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective August 1, 2001. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgements. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of August 1, 2001, the date of adoption of liquidation basis accounting:


   Adjust assets and liabilities to fair value:                  (In thousands)
      Lease settlement costs, net of subrental income                   $(2,732)
      Litigation settlement costs                                          (800)
      Accrued income taxes                                                2,083
      All other, net                                                        164
                                                                        -------
   Total adjustment of assets and liabilities to fair value              (1,285)

   Accrued estimated net costs during liquidation:

      Costs to be incurred during liquidation period                    $(2,078)
      Future interest income                                                916
                                                                        -------
   Total estimated net costs during liquidation                          (1,162)

   Total liquidation basis adjustments                                  $(2,447)
                                                                        =======

         The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, and the timing of the liquidation and dissolution. A summary of significant estimates and judgements utilized in preparation of the July 31, 2002 condensed consolidated financial statements on a liquidation basis follows:

Receivables and Other Current Assets

         At July 31, 2002, Receivables and Current Assets of $520,000 represented 6.5% of the Company's total assets. Included in Receivables and Other Current Assets is $81,000, representing the Company's current estimate of future interest earnings over the liquidation period through November 8, 2004.

Accounts Payable and Accrued Expenses

         At July 31, 2002, Accounts Payable and Accrued Expenses were $2,295,000. Included in this amount are accrued income taxes of $746,000, other payables and accruals totaling $338,000 and $1,211,000 which is comprised of the following items:

Estimated Litigation Settlement Costs Reserve

         Accrued litigation settlement costs in the amount of $976,000 at July 31, 2002 (unchanged from April 30, 2002) represent estimated future legal fees, and amounts that may be payable under the Company's By-laws to indemnify certain former officers for expenses reasonably incurred in connection with the Securities and Exchange Commission's (the "Commission") investigation of the restatement of the Company's results for the first three calendar quarters of 1998. However, the Company's By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company. Further, in this instance, the Company may not be required to make any further payments to the individuals and any remaining unpaid amounts will result in an increase in the total net proceeds estimated as available for distribution to shareholders. See Note 3 for a summary of the Commission's investigation and its current status.

General Contingency Reserve

         In view of the duration of the liquidation period to November 8, 2004, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a general contingency reserve upon the adoption of liquidation basis accounting on August 1, 2001. The amount of reserve initially established was $900,000, which was subsequently adjusted to $235,000 at January 31, 2002. The reserve remains $235,000 at July 31, 2002 (unchanged from April 30, 2002). The Company currently has no known material claims against this reserve and will continue to periodically assess whether maintenance of a lower or higher general contingency reserve is required. In the event there are no claims against this reserve then the total amount of liquidation proceeds that may be paid to stockholders will be increased.

Estimated Costs to be Incurred During Liquidation Period

         At July 31, 2002, the Company estimates that there are $735,000 of costs remaining, including compensation for liquidation personnel and Board retainers ($298,000), professional fees ($416,000) and miscellaneous other costs ($21,000).

Note 2.  Earnings (Loss) Per Common Share

         Earnings (loss) per common share is calculated based on the weighted average number of common shares outstanding during the period. Earnings (loss) per common share, assuming dilution, had been calculated using the weighted average number of common shares outstanding during the Going Concern periods, plus the dilutive effect of potential common shares which consisted of stock options, stock purchase warrants, unissued shares subscribed under the employee stock purchase plan and unvested shares of restricted stock.

Note 3.  Commitments and Contingencies

Litigation

         In late January 1998 the Company discovered that it would be necessary to restate its financial results for the first three quarters of calendar year 1998. The Company immediately and voluntarily provided this information to the U.S. Securities and Exchange Commission (the "Commission"). On June 2, 1999, the Company was informed that the Commission had issued a Formal Order of Private Investigation in connection with matters relating to the previously announced restatement of the Company's 1998 financial results.

          The staff of the Boston office informed the Company on July 10, 2002 that the Commission's investigation as to the Company had been terminated and no enforcement or other actions against the Company had been recommended.

         In a Complaint filed on June 21, 2002 in the United States District Court, District of Massachusetts ("Federal District Court") the Commission in an enforcement action alleged that two former officers of the Company violated various sections of the Securities Act and the Exchange Act, and Rules there under. In the Complaint the Commission requests that the Federal District Court issue a Final Judgment of Permanent Injunction and Order of Permanent Relief against the two former officers. The Complaint also alleged that one other former officer was liable as a Control Person for certain uncharged violations under certain sections of the Exchange Act and Rules there under. This individual, without admitting or denying any of the allegations set forth in the Complaint, consented to the entry of a Final Judgment in this matter which was entered by the Federal District Court on June 24, 2002. The Company is obligated under its By-laws to indemnify these former officers for expenses reasonably incurred in connection with the Commission's investigation, including the defense costs for actions that may be pursued by the Commission and resultant fines and penalties. However, the Company's By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith or in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company.

         The Company has been advised by one of the former officers that he intends to defend the Commission's proposed action in Federal District Court. The legal fees and related costs of such defense have been estimated by the former officer's defense counsel to exceed 40% of the Company's present reserve of $976,000. The Company has not been contacted by the other former officer and does not know if the Commission's allegations will be challenged by this individual in Federal District Court or otherwise resolved. Until such time as the course of action for both former officers regarding the disposition of the Commission's allegations is known, the Company will maintain the Litigation Settlement Reserve, which at July 31, 2002 was $976,000.

         We may also be subject to various legal proceedings and claims that may arise during liquidation. We currently believe that any such proceedings and claims will not have a material adverse impact on the Company's net assets in liquidation.

Note 4.  Restructuring Charges (Benefit)

         On April 11, 2000, we adopted a restructuring plan under which we would focus our energies on our eBusiness Technologies' ("eBT") Web Content Management and Workflow product line, and pursue divestiture of certain assets, including the Information Exchange Division. The plan included the consolidation of our Boston, Massachusetts' headquarters into the Providence, Rhode Island offices of our eBT division. A net charge of $1,835,000 was provided in connection with this restructuring plan. During the first quarter of fiscal 2002, the Company decreased the charge by $101,000, due to a change in estimated obligations.

         On January 31, 2001, the Company adopted a plan of restructuring aimed at reducing its then current operating costs. In connection with this plan, 20 employees were terminated and a charge of $539,000 for severance costs was provided. Total payments against this plan were $505,000, and the remaining balance of $34,000 was credited to operating expenses in the fiscal quarter ended July 31, 2001.

Note 5.  Special Charge

         As a direct result of the Company's unsatisfactory first quarter operating results for the quarter ended April 30, 2001 and revised forecasted operating performance, management evaluated for impairment of certain long-lived assets. Based upon estimated future undiscounted cash flows management determined that certain of its property and equipment were not recoverable over their remaining estimated useful lives. As a result, these assets, consisting of computer equipment, purchased software and office equipment were written down to their estimated fair value, as of April 30, 2001. This write-down resulted in an impairment charge of $918,000, reflected as a special charge in the Condensed Consolidated Statement of Operations.

         On May 22, 2001, the Board of Directors approved a plan to liquidate and dissolve the Company subject to the approval of the holders of a majority of its shares (which was received on November 8, 2001). In connection with the Board of Directors plan to liquidate, the Company immediately began the orderly wind down of its operations, including laying off most of its employees, seeking purchasers for the sale of its intellectual property and other tangible and intangible assets and providing for its outstanding and potential liabilities. As a result of this action the Company recorded a special charge in the second fiscal quarter of 2002 of $10,477,000. The charge consisted of $4,573,000 in severance and related costs including $473,000 of non-cash stock compensation charges related to the accelerated vesting of restricted stock and stock options for the majority of its employees and executives, $2,904,000 related to the write-down of intangible assets, capitalized software costs and fixed assets to their estimated fair values, $2,050,000 related to the settlement agreement with Microlytics, including legal fees, $495,000 related to the write down of unrecoverable prepaid expenses and other current assets and $455,000 related to professional and other fees incurred related to the orderly wind down of the Company's operations. The cash charge components of this plan totaled $6,605,000 and were fully paid as of January 31, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

      Overview

         The Company's Board of Directors unanimously adopted a Plan of Complete Liquidation and Dissolution (the "Plan") on May 22, 2001. The Plan was approved by the holders of a majority of the Company's shares and a certificate of dissolution was filed with the State of Delaware on November 8, 2001. The key features of the Plan are (1) the conclusions of all business activities, other than those related to the execution of the Plan; (2) the sale or disposal of all of the Company's non-cash assets; (3) the establishment of reserves to be sufficient to satisfy the liabilities, expenses and obligations of eBT not otherwise paid, provided for or discharged; (4) the periodic payment of per share liquidating distributions to stockholders; and (5) the authorization of the filing of a Certificate of Dissolution with the State of Delaware.

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

         In connection with the Board of Directors May 22, 2001 decision to implement the Plan, the Company immediately began the orderly wind down of its operation, including laying off most of its employees, seeking purchasers for the sale of its intellectual property and other tangible and intangible assets and providing for its outstanding and potential liabilities. These actions resulted in a charge of $10,477,000 in the second fiscal quarter of 2002 (see
Note 5 of "Notes to Condensed Consolidated Financial Statements").

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

         Our agreement with Interactive also provided for the payment of royalties to eBT in the event Interactive earns gross revenue from the maintenance and support business or from licensing of DynaBase, engenda and entrepid. The royalty periods expire at various times through July 1, 2004. The Company's Consolidated Statement of Net Assets in Liquidation as of July 31, 2002 includes a receivable from Interactive for royalties in the amount of $19,500. Although we expect that the Company will continue to receive royalties pursuant to its agreement with Interactive, we will continue to account for Interactive royalty income when amounts due to the Company, if any, can be determined. Royalty income earned through July 31, 2002 pursuant to the agreement with Interactive totaled $126,000.

         On December 13, 2001, the Company returned the sum of $44,055,000 (or $3.00 per share, based upon 14,685,001 shares of common stock outstanding) to stockholders of record as of December 7, 2001. We currently estimate that stockholders may receive periodic additional liquidation proceeds totaling $.334 per share. The actual amount and timing of future distributions cannot be predicted at this time although the Board currently expects to make a cash distribution of at least $.25 per share to stockholders in October, 2002. The Board's final determination as to the amount of and date of this distribution is subject to the conditions set forth in the October 3, 2001 Proxy Statement, including an assessment as to the adequacy of the estimated litigation settlement costs reserve (see Notes 1 and 3 of "Notes to Condensed Consolidated Financial Statements"). The actual nature, amount and timing of future distributions will be determined by the Board in its sole discretion, and will depend primarily upon eBT's ability to execute the Plan.

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

Critical Accounting Policies

Receivables and Other Current Assets

         At July 31, 2002, Receivables and Current Assets of $520,000 represented 6.5% of the Company's total assets. Included in Receivables and Other Current Assets is $81,000, which represents the Company's current estimate of future interest earnings over the liquidation period through November 8, 2004.

Accounts Payable and Accrued Expenses

         At July 31, 2002, Accounts Payable and Accrued Expenses were $2,295,000. Included in this amount are accrued income taxes of $746,000, other payables and accruals totaling $338,000 and $1,211,000 which is comprised of the following items:

Estimated Litigation Settlement Costs Reserve

         Accrued litigation settlement costs in the amount of $976,000 at July 31, 2002, represent estimated future legal fees, and amounts that may be payable under the Company's By-laws to indemnify certain former officers for expenses reasonably incurred in connection with the Commission's investigation of the restatement of the Company's results for the first three calendar quarters of 1998. However, the Company's By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company. Further, in this instance, the Company may not be required to make any further payments to the individuals and any remaining unpaid amounts will result in an increase in the total net proceeds estimated as available for distribution to shareholders. See Note 3 of "Notes to Condensed Consolidated Financial Statements" for a summary of the Commission's investigation and its current status.

General Contingency Reserve

         In view of the duration of the liquidation period to November 8, 2004, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a general contingency reserve upon the adoption of liquidation basis accounting on August 1, 2001. The amount of reserve initially established was $900,000, which was subsequently reduced to $235,000 at January 31, 2002. The reserve remains $235,000 at July 31, 2002. The Company currently has no known material claims against this reserve and will continue to periodically assess whether maintenance of a lower or higher general contingency reserve is required. In the event there are no claims against this reserve then the total amount of liquidation proceeds that may be paid to stockholders will be increased.

Estimated Costs to be Incurred During Liquidation Period

         At July 31, 2002, the Company estimates that there are $735,000 of costs remaining, including compensation for liquidation personnel and Board retainers ($298,000), professional fees ($416,000) and miscellaneous other costs ($21,000).

Liquidity and Capital Resources

         The Company's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount and timing of all future distributions will be determined by the Board in its sole discretion, and will depend in part upon eBT's ability to convert certain remaining assets into cash, settle certain obligations and the amount of additional royalty proceeds, if any, received pursuant to the Interactive transaction. Although the liquidation is currently expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware, the period of time to liquidate the assets and distribute the proceeds is subject to uncertainties and contingencies, many of which are beyond the Company's control (see Item 1, "Risk Factors" to The Company's Form 10-K for the year ended January 31, 2002).

         As of July 31, 2002, the Company's total assets were $7,939,000, of which $7,419,000 is represented by cash, cash equivalents and marketable securities. On December 13, 2001, the Company paid the sum of $44,055,000, equivalent to $3.00 per common share to stockholders of record on December 7, 2001. The Company currently estimates that stockholders may receive periodic additional liquidation proceeds totaling $.334 per common share. This amount does not include any benefit that might be realized if some or all of the estimated litigation settlement costs and general contingency reserves are not required to pay claims.

         At July 31, 2002, the Company estimates that there are $735,000 of operating costs to be incurred during the remaining liquidation period through November 8, 2004. The estimated other liabilities of the Company at July 31, 2002 total $2,295,000, including $976,000 for potential litigation settlement costs (see Note 1 of "Notes to Condensed Consolidated Financial Statements") equivalent to approximately $.066 per share and $235,000 in general contingency reserve (see Note 1 of "Notes to Condensed Consolidated Financial Statements"), equivalent to approximately $.016 per share.

         The increase in net assets in liquidation from $4,700,000 at January 31, 2002 to $4,909,000 at July 31, 2002 is primarily due to four items: (1) Interactive royalty income ($26,000); (2) the collection of a fully reserved obligation ($34,000) related to a prior divestiture; (3) the receipt of workers compensation dividend and audit proceeds ($47,000); and (4) an increase in estimated future interest income ($95,000).

LIQUIDATION BASIS OF ACCOUNTING

         The condensed consolidated financial statements for the three and six months ended July 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective August 1, 2001. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting has required management to make significant estimates and judgements. In order to present its assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, the Company recorded certain adjustments to record its assets and liabilities to fair value as of August 1, 2001, the date of adoption of liquidation basis accounting (see Note 1 of "Notes to Condensed Consolidated Financial Statements").

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

Risk Factors

         This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future royalty receipts, other net cash flows and the liquidation and dissolution. Factors that may cause actual results to differ materially from these forward-looking statements include the following: the timing and amount of payments to shareholders and the resolution of indemnification claims and unknown liabilities, which may be asserted in connection with the liquidation. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 and the Company's proxy statement dated October 3, 2001 for a description of certain additional factors that may cause the Company's actual results to vary materially from those forecasted or projected in any such forward-looking statements.

         The Company's common stock was delisted from the Nasdaq National Market ("Nasdaq") on May 24, 2002. The Company's common stock now trades on the Nasdaq over-the counter bulletin board. This change may adversely affect a stockholder's ability to obtain price quotations and to buy or sell the Company's common shares.

Results of Operations

Three and Six Months Ended July 31, 2001 (the last periods in which the Company had operations).

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

         Operating expenses in the six months ended July 31, 2001 totaled $18,993,000, of which $11,395,000 were special charges. The special charge of $10,477,000, taken in connection with the commencement of the orderly wind down of the Company's operations, is discussed above in "Overview." The remaining special charge of $918,000 was for the write-down of computer equipment, purchased software and office equipment to their estimated fair values as of April 30, 2001. This write-down was due in part to the poor operating results reported for the first fiscal quarter of 2002 and revised future operating performance. These assets, along with other assets and liabilities, were further revalued with the adoption of liquidation basis accounting.

         With the exception of the restructuring benefits totaling $135,000 (see
Note 4 of "Notes to the Company's Consolidated Financial Statements"), all other operating costs in the three and six month periods ended July 31, 2001 were directly related to the Company's then business activities.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:  The following are filed as exhibits to this Form 10-Q:

                          Exhibit 99.1 Statement under Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K

           Registrant filed no reports on Form 8-K during the quarter ended July 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      eBT INTERNATIONAL INC.


       Date: August 29, 2002          By: /s/ Stephen O. Jaeger
                                          --------------------------------------
                                          Stephen O. Jaeger
                                          President, Chief Executive Officer
                                          and Chief Accounting Officer