Form 10-Q
period 2002-10-31
EBT INTERNATIONAL INC
filed 2002-12-12
CIK 917471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                               to

Commission File Number: 000-23384

eBT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3216243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1029 Scituate, MA	02047
(Address of principal executive offices)	(Zip Code)

(781)319-0460

(Registrant’s telephone number, including area code)

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

Yes     X       No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 28, 2002
Common Stock (par value $.01 per share)	14,680,459

eBT INTERNATIONAL, INC.
FORM 10-Q INDEX

Page No.

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Net Assets in Liquidation at October 31, 2002 and January 31, 2002	3

	Condensed Consolidated Statements of Changes in Net Assets in Liquidation for the three and nine months ended October 31, 2002 and for the three months ended October 31, 2001	4

	Condensed Consolidated Statement of Operations for the six months ended July 31, 2001(Going Concern Basis)	5

	Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2001(Going Concern Basis)	6

	Notes to Condensed Consolidated Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Status of Liquidation	10-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II	Other Information

Item 1.	Legal Proceedings	15

Item 6.	Exhibits and Reports on Form 8-K	15

	Signatures	16

	Certifications	16-17

eBT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
OCTOBER 31, 2002 AND JANUARY 31, 2002
(in thousands)

	October 31, 2002	January 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$266	$1,348
Marketable securities	2,743	6,005
Receivables and other current assets	433	884

Total assets	$3,442	$8,237

Liabilities
Accounts payable and accrued expenses	$1,459	2,548
Estimated costs to be incurred during liquidation period	640	989

Total liabilities	$2,099	$3,537

Net assets in liquidation	$1,343	$4,700

See accompanying Notes to Condensed Consolidated Financial Statements

eBT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN NET ASSETS IN LIQUIDATION
THREE AND NINE MONTHS ENDED OCTOBER 31, 2002 AND THE THREE
MONTHS ENDED OCTOBER 31, 2001
Unaudited
(In thousands)

	THREE MONTHS ENDED OCTOBER 31,		NINE MONTHS ENDED OCTOBER 31,
	2002	2001	2002
Net assets in liquidation at beginning of period	$4,909	$48,327	$4,700
Reduction in receivables and other current assets for cash received	(100)	(354)	(667)
Reduction in payables and accrued expenses for cash disbursed	10	2,991	263
Reduction in costs incurred during liquidation period for cash disbursed	95	371	349
Adjust assets and liabilities to fair value	839		1,042
Cash received from sale of fixed assets		274
Shareholder distribution on October 30, 2002	(4,406)		(4,406)
Net other changes in cash, cash equivalents and marketable securities	(4)	(3,008)	62

Net assets in liquidation at end of period	$1,343	$48,601	$1,343

See accompanying Notes to Condensed Consolidated Financial Statements

eBT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
FOR THE SIX MONTHS ENDED JULY 31, 2001
Unaudited
(In thousands, except share and per share amounts)
SIX MONTHS ENDED JULY 31, 2001
Revenues:
Product licenses	$219
Service	1,307

Total revenues	1,526
Cost of revenues:
Cost of product licenses	467
Cost of service	1,228

Total cost of revenues	1,695

Gross loss	(169)

Operating expenses:
Sales and marketing	3,814
Product development	1,630
General and administrative	2,289
Restructuring charge (benefit) Special charges	(135 11,395)

Total operating expenses	18,993

Operating loss	(19,162)
Non-operating income:
Net investment and other income	1,903
Gain on sale of assets, net	230

Net loss	(17,029)

Loss per common share	$(1.14)

Weighted average shares outstanding	14,919

See accompanying notes to condensed consolidated financial statements

eBT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
SIX MONTHS ENDED JULY 31, 2001
Unaudited
(In thousands of dollars)

JULY 31,
2001
Cash flows used in operating activities:
Net loss	$(17,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	330
Amortization	440
Stock compensation expense	102
Special charges	4,790

(11,367)
Changes in operating assets and liabilities:
Accounts receivable	3,082
Accounts payable and accrued liabilities	447
Other assets and liabilities	(2,248)

Net cash used in operating activities	(10,086)

Cash flows provided by investing activities:
Property and equipment expenditures	(80)
Proceeds from asset sales	5,942
Net purchases from sales of marketable securities	(5,638)

Net cash provided by investing activities	224

Cash flows used in financing activities:
Proceeds from employee stock plans	248
Purchases of treasury stock	(1,283)

Net cash used in financing activities	(1,035)

Net decrease in cash and cash equivalents	(10,897)
Cash and cash equivalents at beginning of period	56,709

Cash and cash equivalents at end of period	$45,812

See accompanying notes to condensed consolidated financial statements.

eBT INTERNATIONAL, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

On May 22, 2001 the Board of Directors of the Company approved a plan to liquidate and dissolve the Company (the “Plan”). The Plan was approved by a majority of the Company’s stockholders and a certificate of dissolution was filed with the State of Delaware on November 8, 2001.

The approval of the Plan was preceded by a series of divestitures, restructuring activities and special charges, which left the Company with a single active business unit on July 10, 2000. The principal focus of that Providence, RI based unit was the development and marketing of enterprise-wide Web content management software solutions and associated services. Following a detailed review of the results of operations of that business for the first fiscal quarter of 2002, and future prospects, the Board concluded that adoption of the Plan was in the best interests of eBT and its stockholders. The key features of the Plan are (1) the conclusion of all business activities, other than those related to the execution of the Plan; (2) the sale or disposal of all of the Company’s non-cash assets; (3) the establishment of reasonable reserves to be sufficient to satisfy the liabilities, expenses and obligations of eBT not otherwise paid, provided for or discharged; (4) the periodic payment of per share liquidating distributions to stockholders; and (5) the authorization of the filing of a Certificate of Dissolution with the State of Delaware.

The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2002 and eBT’s October 3, 2001 Proxy Statement.

The interim financial information contained herein is unaudited, however, in the opinion of management, all adjustments necessary for the fair presentation of such financial information on a liquidation basis for the three and nine months ended October 31, 2002 and for the three months ended October 31, 2001 and a going concern basis for the six months ended July 31, 2001 have been included.

The January 31, 2002 consolidated statement of net assets in liquidation data presented herein was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The condensed consolidated financial statements for the six months ended July 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective August 1, 2001. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgements. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of August 1, 2001, the date of adoption of liquidation basis accounting:

(In thousands)
Adjust assets and liabilities to fair value:
Lease settlement costs, net of sub rental income	$(2,732)
Litigation settlement costs	(800)
Accrued income taxes	2,083
All other, net	164

Total adjustment of assets and liabilities to fair value	(1,285)

Accrued estimated net costs during liquidation:
Costs to be incurred during liquidation period	$(2,078)
Future interest income	916

Total estimated net costs during liquidation	(1,162)

Total liquidation basis adjustments	$(2,447)

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company’s assets, the ultimate settlement amounts of the Company’s liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, and the timing of the liquidation and dissolution. A summary of significant estimates and judgments utilized in preparation of the condensed consolidated financial statements on a liquidation basis follows:

Receivables and Other Current Assets

At October 31, 2002, Receivables and Current Assets of $433,000 represented 12.6% of the Company’s total assets. Included in Receivables and Other Current Assets is $32,000, representing the Company’s current estimate of future interest earnings over the liquidation period through November 8, 2004.

Accounts Payable and Accrued Expenses

In the fiscal quarter ended October 31, 2002, the Company reduced the settlement amount of certain liabilities and reserves. The total amount of the reduction was $826,000 and included decreases in accrued income taxes of $546,000, general contingency reserve of $135,000 and miscellaneous other liquidation basis liabilities in the amount of $145,000. The reduction in accrued income taxes reflected the Board’s judgment that a portion of the amounts recorded for potential tax contingencies related to prior years was no longer required. In years prior to the approval of the plan to liquidate and dissolve, the company periodically recorded amounts for potential tax contingencies. At October 31, 2002, Accounts Payable and Accrued Expenses were $1,459,000. Included in this amount are accrued income taxes of $200,000, other payables and accruals totaling $183,000 and $1,076,000 which is comprised of the following items:

Estimated Litigation Settlement Costs Reserve

Accrued litigation settlement costs in the amount of $976,000 at October 31, 2002 (unchanged from January 31, 2002) represent estimated future legal fees, and amounts that may be payable under the Company’s By-laws to indemnify certain former officers for expenses reasonably incurred in connection with the Securities and Exchange Commission’s (the “Commission”) investigation of the restatement of the Company’s results for the first three calendar quarters of 1998. However, the Company’s By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined by the Board of Directors that such officer did not act in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company. Further, in this instance, the Company may not be required to make any further payments to the individuals and any remaining unpaid amounts in this reserve will result in an increase in the total net proceeds estimated as available for distribution to shareholders. See Note 3 for a summary of the Commission’s investigation and its current status.

General Contingency Reserve

In view of the duration of the liquidation period to November 8, 2004, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a general contingency reserve upon the adoption of liquidation basis accounting on August 1, 2001. The amount of reserve initially established was $900,000, which was subsequently adjusted to $235,000 at January 31, 2002 and to $100,000 at October 31, 2002. The Company currently has no known material claims against this reserve and will continue to periodically assess whether maintenance of a lower or higher general contingency reserve is required. In the event there are no claims against this reserve then the total amount of liquidation proceeds that may be paid to stockholders will be increased.

Estimated Costs to be Incurred During Liquidation Period

At October 31, 2002, the Company estimates that there are $640,000 of costs remaining, including compensation for liquidation personnel and Board retainers ($256,000), professional fees ($368,000) and miscellaneous other costs ($16,000).

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

Note 3.    Commitments and Contingencies

Litigation

In late January 1998 the Company discovered that it would be necessary to restate its financial results for the first three quarters of calendar year 1998. The Company immediately and voluntarily provided this information to the U.S. Securities and Exchange Commission (the “Commission”). On June 2, 1999, the Company was informed that the Commission had issued a Formal Order of Private Investigation in connection with matters relating to the previously announced restatement of the Company’s 1998 financial results.

The staff of the Boston office informed the Company on July 10, 2002 that the Commission’s investigation as to the Company had been terminated and no enforcement or other actions against the Company had been recommended.

In a Complaint filed on June 21, 2002 in the United States District Court, District of Massachusetts (“Federal District Court”) the Commission in an enforcement action alleged that two former officers of the Company violated various sections of the Securities Act and the Exchange Act, and Rules there under. In the Complaint the Commission requests that the Federal District Court issue a Final Judgment of Permanent Injunction and Order of Permanent Relief against the two former officers. The Complaint also alleged that one other former officer was liable as a Control Person for certain uncharged violations under certain sections of the Exchange Act and Rules thereunder. This individual, without admitting or denying any of the allegations set forth in the Complaint, consented to the entry of a Final Judgment in this matter which was entered by the Federal District Court on June 24, 2002. The Company is obligated under its By-laws to indemnify these former officers for expenses reasonably incurred in connection with the Commission’s investigation, including the defense costs for actions that may be pursued by the Commission and resultant fines and penalties. However, the Company’s By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined by the Board of Directors that such officer did not act in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company.

The former officer who consented to the entry of a Final Judgment has made a claim for indemnification of legal fees of approximately $200,000. The Board of Directors unanimously determined on August 7, 2002 that such former officer was not entitled to indemnification. Such former officer has indicated that he may initiate action to contest the Board’s determination. The Company has been advised by one of the two former officers who have not settled with the Commission that he intends to defend the Commission’s proposed action in Federal District Court. As of July, 2002, the legal fees for such defense were estimated by the former officer’s defense counsel to be “no less than $400,000 over the next year”. The Company does not know if the Commission’s allegations will be challenged by the other former officer in Federal District Court or otherwise resolved. Until such time as the course of action for the two former officers regarding the disposition of the Commission’s allegations is known, the Company will maintain the Litigation Settlement Reserve, which at October 31, 2002 was $976,000.

We may also be subject to various legal proceedings and claims that may arise during liquidation. We currently believe that any such proceedings and claims will not have a material adverse impact on the Company’s net assets in liquidation.

Note 4.    Special Charges

As a direct result of the Company’s unsatisfactory first quarter operating results for the quarter ended April 30, 2001 and revised forecasted operating performance, management evaluated for impairment of certain long-lived assets. Based upon estimated future undiscounted cash flows management determined that certain of its property and equipment were not recoverable over their remaining estimated useful lives. As a result, these assets, consisting of computer equipment, purchased software and office equipment were written down to their estimated fair value, as of April 30, 2001. This write-down resulted in a special charge in the first fiscal quarter of 2002 of $918,000.

On May 22, 2001, the Board of Directors approved a plan to liquidate and dissolve the Company subject to the approval of the holders of a majority of its shares (which was received on November 8, 2001). In connection with the Board of Directors plan to liquidate, the Company immediately began the orderly wind down of its operations, including laying off most of its employees, seeking purchasers for the sale of its intellectual property and other tangible and intangible assets and providing for its outstanding and potential liabilities. As a result of this action the Company recorded a special charge in the second fiscal quarter of 2002 in the amount of $10,477,000. The charge consisted of $4,573,000 in severance and related costs including $473,000 of non-cash stock compensation charges related to the accelerated vesting of restricted stock and stock options for the majority of its employees and executives, $2,904,000 related to the write-down of intangible assets, capitalized software costs and fixed assets to their estimated fair values, $2,050,000 related to the settlement agreement with Microlytics, including legal fees, $495,000 related to the write down of unrecoverable prepaid expenses and other current assets and $455,000 related to professional and other fees incurred related to the orderly wind down of the Company’s operations. The cash charge components of this plan totaled $6,605,000 and were fully paid as of January 31, 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

Overview

The Company’s Board of Directors unanimously adopted a Plan of Complete Liquidation and Dissolution (the “Plan”) on May 22, 2001. The Plan was approved by the holders of a majority of the Company’s shares and a certificate of dissolution was filed with the State of Delaware on November 8, 2001. The key features of the Plan are (1) the conclusions of all business activities, other than those related to the execution of the Plan; (2) the sale or disposal of all of the Company’s non-cash assets; (3) the establishment of reserves to be sufficient to satisfy the liabilities, expenses and obligations of eBT not otherwise paid, provided for or discharged; (4) the periodic payment of per share liquidating distributions to stockholders; and (5) the authorization of the filing of a Certificate of Dissolution with the State of Delaware.

In connection with the adoption of the Plan and the anticipated liquidation, the Company adopted the liquidation basis of accounting effective August 1, 2001, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of eBT’s assets (other than cash), and the ultimate amount of its liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future operating costs (including salaries, payroll and local taxes, professional fees and miscellaneous office expenses), although currently declining in the aggregate, will continue to be incurred with execution of the Plan. Although we do not believe that a precise estimate of the Company’s net assets can currently be made, we believe that available cash and cash equivalent investments and amounts received for the collection of receivables will be adequate to provide for eBT’s obligations, liabilities, operating costs and claims (including contingent liabilities), and to make future cash distributions to stockholders.

In connection with the Board of Directors May 22, 2001 decision to implement the Plan, the Company immediately began the orderly wind down of its operation, including laying off most of its employees, seeking purchasers for the sale of its intellectual property and other tangible and intangible assets and providing for its outstanding and potential liabilities. These actions resulted in a charge of $10,477,000 in the second fiscal quarter of 2002 (see Note 4 of “Notes to Condensed Consolidated Financial Statements”).

Effective July 1, 2001, the Company entered into an agreement with Red Bridge Interactive, Inc., (“Interactive”) whereby Interactive assumed our maintenance and support obligations relating to DynaBase, engenda and entrepid (the Company’s former products). In connection with that agreement, we assigned Interactive our existing rights in the DynaBase and engenda products and provided Interactive with a limited, non-exclusive license of our rights to entrepid. Interactive was founded in June 2001 and is owned and managed by former employees of eBT. Interactive is based in Providence, RI.

The terms of our agreement required the Company to provide Interactive with $650,000 in cash over the period July 1, 2001 to March 1, 2002. The payments were made monthly, generally declining in amount over this period, which correspond to the customer maintenance and support contracts that we transferred to Interactive. In the event of a default by Interactive, which specifically included performance of the obligations assumed by Interactive under the Company’s former maintenance and support business, we were entitled to draw upon an irrevocable letter of credit provided by Interactive. This letter of credit had an initial principal amount of $350,000 and declined over the period July 31, 2001 to March 31, 2002, at which time it was terminated.

Our agreement with Interactive also provided for the payment of royalties to eBT in the event Interactive earns gross revenue from the maintenance and support business or from licensing of DynaBase, engenda and entrepid. The royalty periods expire at various times through July 1, 2004. The Company’s Consolidated Statement of Net Assets in Liquidation as of October 31, 2002 includes a receivable from Interactive for royalties in the amount of $14,100. Although we expect that the Company will continue to receive royalties pursuant to its agreement with Interactive, we will continue to account for Interactive royalty income when amounts due to the Company, if any, can be determined. Royalty income earned through October 31, 2002 pursuant to the agreement with Interactive totaled $139,000.

In the fiscal quarter ended October 31, 2002, the Company reduced the estimated settlement amounts of certain liabilities and reserves. The total amount of the reduction was $826,000 and included decreases in accrued income taxes of $546,000, general contingency reserve of $135,000 and miscellaneous other liquidation basis liabilities in the amount of $145,000. The reduction in accrued income taxes reflected the Board’s judgment that a portion of the amounts recorded for potential tax contingencies related to prior years was no longer required. In years prior to the approval of the plan to liquidate and dissolve, the Company periodically recorded amounts for potential tax contingencies. The adjustment to the general contingency reserve reduces the balance from $235,000 to $100,000.

On December 13, 2001, the Company returned the sum of $44,055,000 (or $3.00 per share, based upon 14,685,001 shares of common stock outstanding) to stockholders of record as of December 7, 2001 and on October

30, 2002 the Company returned the sum of $4,406,000 (or $.30 per share, based upon 14,685,001 shares of common stock outstanding) to stockholders of record as of October 24, 2002. We currently estimate that stockholders may receive periodic additional liquidation proceeds totaling $.0915 per share. This amount does not include any benefit that might be realized if some or all of the of the estimated litigation settlement costs and general contingency reserve are not required to pay claims (see Notes 1 and 3 of “Notes to Condensed Consolidated Financial Statements”). The actual nature, amount and timing of future distributions will be determined by the Board in its sole discretion, and will depend primarily upon eBT’s ability to execute the Plan.

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

Critical Accounting Policies

Receivables and Other Current Assets

At October 31, 2002, Receivables and Current Assets of $433,000 represented 12.6% of the Company’s total assets. Included in Receivables and Other Current Assets is $32,000, which represents the Company’s current estimate of future interest earnings over the liquidation period through November 8, 2004.

Accounts Payable and Accrued Expenses

At October 31, 2002, Accounts Payable and Accrued Expenses were $1,459,000. Included in this amount are accrued income taxes of $200,000, other payables and accruals totaling $183,000 and $1,076,000 which is comprised of the following items:

Estimated Litigation Settlement Costs Reserve

Accrued litigation settlement costs in the amount of $976,000 at October 31, 2002, represent estimated future legal fees, and amounts that may be payable under the Company’s By-laws to indemnify certain former officers for expenses reasonably incurred in connection with the Commission’s investigation of the restatement of the Company’s results for the first three calendar quarters of 1998. However, the Company’s By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company. Further, in this instance, the Company may not be required to make any further payments to the individuals and any remaining unpaid amounts will result in an increase in the total net proceeds estimated as available for distribution to shareholders. See Note 3 of “Notes to Condensed Consolidated Financial Statements” for a summary of the Commission’s investigation and its current status.

General Contingency Reserve

In view of the duration of the liquidation period to November 8, 2004, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a general contingency reserve upon the adoption of liquidation basis accounting on August 1, 2001. The amount of reserve initially established was $900,000, which was subsequently reduced to $235,000 at January 31, 2002 and to $100,000 at October 31, 2002. The Company currently has no known material claims against this reserve and will continue to periodically assess whether maintenance of a lower or higher general contingency reserve is required. In the event there are no claims against this reserve then the total amount of liquidation proceeds that may be paid to stockholders will be increased.

Estimated Costs to be Incurred During Liquidation Period

At October 31, 2002, the Company estimates that there are $640,000 of costs remaining, including compensation for liquidation personnel and Board retainers ($256,000), professional fees ($368,000) and miscellaneous other costs ($16,000).

Liquidity and Capital Resources

The Company’s primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount and timing of all future distributions will be determined by the Board in its sole discretion, and will depend in part upon eBT’s ability to convert certain remaining assets into cash, settle certain obligations and the amount of additional royalty proceeds, if any, received pursuant to the Interactive transaction. Although the liquidation is currently expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware, the period of time to liquidate the assets and distribute the proceeds is subject to uncertainties and contingencies, many of which are beyond the Company’s control (see Item 1, “Risk Factors” to The Company’s Form 10-K for the year ended January 31, 2002).

As of October 31, 2002, the Company’s total assets were $3,442,000, of which $3,009,000 is represented by cash, cash equivalents and marketable securities. On December 13, 2001, the Company paid the sum of $44,055,000, equivalent to $3.00 per common share to stockholders of record on December 7, 2001 and on October 30, 2002, the Company paid the sum of $4,406,000, equivalent to $.30 per common share to stockholders of record on October 24, 2002. The Company currently estimates that stockholders may receive periodic additional liquidation proceeds totaling $.0915 per common share. This amount does not include any benefit that might be realized if some or all of the estimated litigation settlement costs and general contingency reserves are not required to pay claims.

At October 31, 2002, the Company estimates that there are $640,000 of operating costs to be incurred during the remaining liquidation period through November 8, 2004. The estimated other liabilities of the Company at October 31, 2002 total $1,459,000, including $976,000 for potential litigation settlement costs (see Note 1 of “Notes to Condensed Consolidated Financial Statements”) equivalent to approximately $.066 per share and $100,000 in general contingency reserve (see Note 1 of “Notes to Condensed Consolidated Financial Statements”), equivalent to approximately $.007 per share.

The net decrease in net assets in liquidation from $4,700,000 at January 31, 2002 to $1,343,000 at October 31, 2002 is primarily due to eight items: (1) Interactive royalty income ($39,000); (2) the collection of a fully reserved obligation ($34,000) related to a prior divestiture; (3) the receipt of workers compensation dividend and audit proceeds ($47,000); (4) an increase in estimated future interest income ($95,000); (5) the reduction in contingency reserve ($135,000); (6) a reduction in miscellaneous accruals ($145,000); (7) a reduction in tax liability ($546,000); and (8) the October 30, 2002 cash distribution to shareholders totaling $4,406,000.

In the quarter ended October 31, 2001, cash disbursements for accounts payable and accrued expenses were $2,991,000, and $371,000 for costs incurred in liquidation activities. These cash outlays compare with similar disbursements in the quarter ended October 31, 2002 in the respective amounts of $10,000 and $95,000. The higher level of cash expenditures in the quarter ended October 31, 2001 were due primarily to the payment of severance and related costs, the settlement agreement with Microlytics (both referred to in Note 4 of “Notes to Condensed Consolidated Financial Statements”), and higher staff and facility costs than currently required to execute the plan of liquidation.

LIQUIDATION BASIS OF ACCOUNTING

The condensed consolidated financial statements for the six months ended July 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective August 1, 2001. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting has required management to make significant estimates and judgements. In order to present its assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, the Company recorded certain adjustments to record its assets and liabilities to fair value as of August 1, 2001, the date of adoption of liquidation basis accounting (see Note 1 of “Notes to Condensed Consolidated Financial Statements”).

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company’s assets, the ultimate settlement amounts of the Company’s liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period.

Risk Factors

This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements by the Company’s officers or its agents, may contain forward-looking statements with respect to, among other things, the Company’s future royalty receipts, other net cash flows and the liquidation and dissolution. Factors that may cause actual results to differ materially from these forward-looking statements include the following: the timing and amount of payments to shareholders and the resolution of indemnification claims and unknown liabilities, which may be asserted in connection with the liquidation. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 and the Company’s proxy statement dated October 3, 2001 for a description of certain additional factors that may cause the Company’s actual results to vary materially from those forecasted or projected in any such forward-looking statements.

The Company’s common stock was delisted from the Nasdaq National Market (“Nasdaq”) on May 24, 2002. The Company’s common stock now trades on the Nasdaq over-the counter electronic bulletin board. This change may adversely affect a stockholder’s ability to obtain price quotations and to buy or sell the Company’s common shares.

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

Operating expenses in the six months ended July 31, 2001 totaled $18,993,000, of which $11,395,000 were special charges. The special charge of $10,477,000, taken in connection with the commencement of the orderly wind down of the Company’s operations, is discussed above in “Overview.” The remaining special charge of $918,000 was for the write-down of computer equipment, purchased software and office equipment to their estimated fair values as of April 30, 2001. This write-down was due in part to the poor operating results reported for the first fiscal quarter of 2002 and revised future operating performance. These assets, along with other assets and liabilities, were further revalued with the adoption of liquidation basis accounting.

With the exception of the restructuring benefits totaling $135,000, all other operating costs in the six month period ended July 31, 2001 were directly related to the Company’s then business activities.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk disclosures set forth in its fiscal 2002 Annual Report filed on Form 10-K have not changed significantly.

Item 4.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as such term is defined in Rule

13a-14(c) under the Securities Exchange Act of 1934. The evaluation of the Company’s disclosure controls and procedures was made under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based upon that review, the Company believes that its disclosure controls and procedures are adequately designed to ensure that the information that the Company is required to disclose in this report has been accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding such required disclosure.

There have not been any significant changes in the Company’s internal controls and procedures or in other factors that could significantly affect such internal controls since the date of the most recent evaluation by these senior officers and no corrective actions with regard to any significant deficiencies or material weaknesses have been taken.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

A description of legal proceedings in which the Company is involved may be found in and is incorporated herein by reference to Note 3, “Commitments and Contingencies” to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this Quarterly Report on Form 10-Q.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits: The following are filed as exhibits to this Form 10-Q:

Exhibit 99.1        Statement under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Registrant filed no reports on Form 8-K during the quarter ended October 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBT INTERNATIONAL INC.

By: /S/  STEPHEN O. JAEGER
Stephen O. Jaeger
President, Chief Executive Officer and
Chief Accounting Officer

CERTIFICATIONS

I, Stephen O. Jaeger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eBT International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

By: /S/  STEPHEN O. JAEGER
President, Chief Executive Officer
and Chief Accounting Officer