Form 10-K
period 2003-01-31
EBT INTERNATIONAL INC
filed 2003-04-25
CIK 917471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2003

Commission File Number: 000-23384

eBT International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3216243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1029 Scituate, MA 02047

(Address of principal executive offices)

(781) 319-0460

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes:  ☒  No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes:  ☐  No:  ☒

As of July 31, 2002, the aggregate market value of common stock held by non-affiliates of the registrant was $4,974,000.

Number of shares of common stock, par value $.01 per share, outstanding at April 15, 2003: 14,680,459.

Documents Incorporated by Reference—NONE

Form 10-K

This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of factors of which we are aware that may cause our estimate of the minimum net proceeds available for distribution to shareholders to vary materially from those forecasted or projected in any such forward-looking statement. Please see “Risk Factors” for a discussion of certain, but not necessarily all, of the factors that we believe could cause our estimate of the minimum net proceeds available for distribution to shareholders to be materially less than those forecasted or projected in any forward-looking statement.

Part I

Item 1.    Business

eBT International, Inc. (“eBT”, or “Company”) formerly developed and marketed enterprise-wide Web content management software solutions and associate services. The Company was incorporated under the laws of the State of Delaware in 1993.

The Board of Directors unanimously adopted a Plan of Complete Liquidation and Dissolution (“Plan”), subject to stockholder approval on May 22, 2001. The Board concluded that the Plan was in the best interests of eBT and its stockholders after considering a number of factors. Among the factors the Board considered were as follows:

•	unsatisfactory revenue performance, particularly the results from the fiscal quarter ended April 30, 2001 when we did not generate any revenue from the license of software products;

•	the competitive nature of the content management industry and our position within that industry;

•	prevailing economic conditions both generally and within the content management sector;

•	our inability to identify a buyer or strategic alliance partner acceptable to us;

•	the significant risks associated with restructuring our business, including the conclusion that positive operating cash flow or operating income could not be achieved in a period of time satisfactory to the Board and that a significant amount of cash would be spent to fund our operations prior to the achievement, if any, of potentially acceptable financial results;

•	the Board’s belief that distribution of our assets in liquidation could produce more value to our stockholders than if the stockholders held shares of common stock; and

•	Morgan Stanley’s opinion dated May 22, 2001, that based upon and subject to the considerations set forth in its opinion, the consideration to be received by the holders of our common stock pursuant to the Plan was fair to them from a financial point of view.

The Plan was approved by the holders of a majority of the Company’s outstanding shares on November 8, 2001. The key features of the Plan are (1) the conclusion of all business activities, other than those related to the execution of the Plan; (2) the sale or disposal of all of the Company’s non-cash assets; (3) the establishment of reasonable reserves to be sufficient to satisfy the liabilities, expenses and obligations of eBT not otherwise paid, provided for or discharged; (4) the periodic payment of per share liquidating distributions to stockholders; and (5) the authorization of the filing of a Certificate of Dissolution with the State of Delaware.

In connection with the adoption of the Plan and the anticipated liquidation, the Company adopted the liquidation basis of accounting effective August 1, 2001, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of eBT’s assets (other than cash), and the ultimate amount of its liabilities make it impracticable to predict the aggregate net value that may ultimately be distributable to stockholders. Claims, liabilities and future expenses for operations (including salaries, payroll and local taxes, professional fees and miscellaneous office expenses), although currently declining in the aggregate, will continue to be incurred with execution of the Plan. These costs will reduce the amount of net assets available for ultimate distribution to stockholders. Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash and amounts received for the collection of receivables will be adequate to provide for eBT’s obligations, liabilities, operating costs and claims (including contingent liabilities), and to make cash distributions to stockholders. If available cash and amounts received from the collection of receivables are not adequate to provide for eBT’s obligations, liabilities, operating costs and claims, estimated future distributions of cash to eBT’s stockholders will be reduced.

The Company filed its Certificate of Dissolution on November 8, 2001 with the State of Delaware. Pursuant to Delaware law, the Company will continue in existence until at least November 8, 2004. During this period, the Company will continue to convert its estimated remaining net assets to cash for future distribution to its stockholders. It is not permitted to continue the business of the Corporation as a going concern.

In connection with the approval of the Plan, the Board determined that if the Company’s shareholders of record were reduced to less than 300 the Company would seek relief from the reporting requirements to the Securities Exchange Act of 1934 (the “Exchange Act”). The termination of the Company’s reporting obligations under the Exchange Act is expected to result in a reduction in the Company’s previously estimated costs to be incurred during the remaining liquidation period.

On January 23, 2003, the Board reviewed options available for reducing the number of shareholders of record to less than 300 so as to permit the Company to deregister under the Exchange Act, and determined that a reverse stock split was the most feasible given the Company’s current situation and financial resources. On February 3, 2003, the Company filed a preliminary proxy statement (amended March 17, 2003) with the Securities and Exchange Commission (the “Commission”) seeking shareholder approval for a reverse stock split. If approved by the shareholders, the Company intends to terminate its status as a reporting company under the Exchange Act and thereby eliminate the expenses associated with being a reporting company. Based on its past experience, the Company believes that total savings of $100,000 to $120,000 in previously estimated liquidation costs may be realized by becoming a private entity. The proposed reverse split will be in the ratio of one share new common stock for every fifty shares of the 14,680,459 shares of common stock currently outstanding. The Company currently expects to mail its definitive proxy statement to shareholders by May 9, 2003 and hold a special meeting of stockholders to approve the reverse stock split by June 10, 2003.

eBT has made two cash liquidating distributions under the Plan. A distribution of $44,055,000 was made on December 13, 2001 ($3.00 per share based on 14,685,001 shares of common stock outstanding) and a distribution of $4,406,000 ($0.30 per share based on 14,685,001 shares of common stock outstanding) was made on October 30, 2002. We currently estimate that stockholders may receive periodic additional liquidation proceeds totaling $0.102 per share, not including the $100,000 to $120,000 in estimated cost savings, which are contingent on shareholder approval of the reverse stock split referred to above, or any benefit that might be realized if some or all of the estimated litigation settlement costs and general contingency reserve are not required to pay claims (see Notes 1 and 11 of “Notes to Consolidated Financial Statements”). The actual nature, amount and timing of future distributions will be determined by the Board in its sole discretion, and will depend primarily upon eBT’s ability to execute the Plan. However, it is unlikely that any further liquidation distributions will be made to stockholders until final resolution of the Company’s obligations, if any, for indemnification claims. See Item 3, “Legal Proceedings”.

The Company’s liquidation should be concluded on or around November 8, 2004 with a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Complete details regarding the Plan to liquidate and dissolve the Company can be found in the Company’s October 3, 2001 Proxy Statement filed with the Commission, and mailed to Stockholders on October 4, 2001.

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

Our agreement with Interactive also provides for the payment of royalties to eBT in the event Interactive earns gross revenue from the maintenance and support business or from licensing of DynaBase, engenda and entrepid. The royalty periods relative to the active products (DynaBase and engenda) expire at various times through June 30, 2003. The Company’s Consolidated Statements of Net Assets in Liquidation as of January 31, 2003 and 2002 include receivables from Interactive for royalties earned in the amount of $44,000 and $99,000, respectively. Although we expect that the Company will continue to receive royalties pursuant to its agreement with Interactive, we have not included any amounts in the Consolidated Statements of Net Assets in Liquidation other than the amounts referred to above. Accordingly, we will continue to account for Interactive royalty income when amounts due to the Company, if any, have been verified.

There was no gain or loss incurred in connection with the Interactive transaction and no royalty income was earned prior to the adoption of liquidation basis accounting.

Risk Factors

The Company’s plan is to continue to conclude the business activities of the Company and distribute its net assets to stockholders. The timing of and completion of these objectives are subject to a number of risks and uncertainties, including those set forth below.

The Company no longer satisfies the requirements for continued listing of its common stock on the Nasdaq National Market (“Nasdaq”). The Company’s common stock was delisted from Nasdaq on May 24, 2002. Commencing on that date, the Company’s common stock began trading on the OTC Bulletin Board. This change may adversely affect a stockholder’s ability to obtain price quotations and to buy or sell the Company’s common shares.

The methods used by the Board and management in estimating the value of eBT’s net assets do not result in an exact determination of value nor are they intended to indicate definitely the amount of cash a stockholder will receive in liquidation. Additionally, the amount of royalty income ultimately paid by Interactive to the Company may exceed the amount currently reflected in the Consolidated Statements of Net Assets in Liquidation. The Company has established reserves for known and unknown liabilities, and the adequacy of those reserves will be reviewed prior to making further cash distributions to stockholders. We cannot assure you that the amount you will receive during the remaining period of liquidation will equal or exceed the price or prices at which the common stock has recently traded or may trade in the future.

You could be liable to return some or all of the amount you receive from eBT if the amount of our reserves do not cover all of our liabilities and expenses. According to Delaware General Corporation law, eBT will continue to exist for three years from November 8, 2001 or for a longer period if required by the Delaware Court of Chancery, for the purpose of prosecuting and defending suits against eBT and enabling us to dispose of our property, to discharge liabilities and to distribute to our stockholders any remaining assets.

Under Delaware law, if eBT fails to create adequate reserves for payment of our expenses and liabilities, including contingent obligations, you could be held liable for payment to eBT’s creditors of your proportional share of amounts owed to creditors in excess of available reserves. In that regard, your liability would be limited to the amounts previously received by you from eBT (and from any liquidating trust). Accordingly, you could be required to return all distributions previously made to you. Moreover, you could incur a net tax cost if you paid taxes on the amounts received from eBT and then have to repay such amounts back to eBT’s creditors.

We cannot assure you that the reserves established by eBT will be adequate to cover all of our expenses and liabilities, including contingent liabilities. However, we believe that the reserves are adequate and that a return of amounts previously distributed will not be required.

If the number of the Company’s shareholders of record drops below 300, the Company intends to deregister under the Securities Exchange Act of 1934, and will no longer be subject to its rules, including those relating to reporting and proxy solicitation. See “Business” above for a status of the Company’s plans to deregister.

Employees

As of April 22, 2003, the Company had two employees.

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

The Company remains the primary obligor under its lease for Boston office space; however, the space has been subleased for the entire lease term, at rates in excess of the minimum lease payment. The Company terminated the leases on all of its satellite offices in fiscal 2002.

Item 3.    Legal Proceedings

In late January 1999 the Company discovered that it would be necessary to restate its financial results for the first three quarters of calendar year 1998. The Company immediately and voluntarily provided this information to the Commission. On June 2, 1999, the Company was informed that the Commission had issued a Formal Order of Private Investigation in connection with matters relating to the previously announced restatement of the Company’s 1998 financial results.

The staff of the Boston office of the Commission informed the Company on July 10, 2002 that the Commission’s investigation as to eBT had been terminated and no enforcement or other actions against eBT had been recommended. In a Complaint filed on June 21, 2002 (amended on November 19, 2002) in the United States District Court, District of Massachusetts (“Federal District Court”) the Commission in an enforcement action alleged that two former officers of eBT violated various sections of the Securities Act of 1933, as amended, (the “Securities Act”), and the Exchange Act, and Rules thereunder. In the Complaint the Commission requests that the Federal District Court issue a Final Judgment of Permanent Injunction and Order of Permanent Relief against the two former officers. The Complaint also alleged that one other former officer was liable as a

“Control Person” for uncharged violations under sections of the Exchange Act and Rules thereunder. This individual, without admitting or denying any of the allegations set forth in the Complaint, consented to the entry of a Final Judgment in this matter which was entered by the Federal District Court on June 24, 2002. The Company is obligated under its By-laws to indemnify these former officers for expenses reasonably incurred in connection with the Commission’s investigation, including the defense costs for actions that may be pursued by the Commission and resultant fines and penalties. However, the Company’s By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined by the Board of Directors that such officer did not act in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company. The former officer who consented to the entry of a Final Judgment has made a claim for indemnification of legal fees of approximately $200,000. The Board of Directors unanimously determined on August 7, 2002 that such former officer was not entitled to indemnification. Such former officer has indicated that he may initiate action to contest the Board’s determination. The Company has been advised by one of the two former officers who have not settled with the Commission that he intends to defend the Commission’s proposed action in Federal District Court. As of July 2002, the legal fees for such defense were estimated by the former officer’s defense counsel to be “no less than $400,000 over the next year”. The Company believes the Commission’s allegations will be challenged by the other former officer in Federal District Court. Until such time as the disposition of the Commission’s allegations with regard to the two former officers has been finalized, the Company will maintain its Litigation Settlement Reserve, which at January 31, 2003 was $976,000.

In December 2002, the office for the United States Attorney, District of Massachusetts, requested documents from eBT relating to the investigation it conducted in connection with the restatement of its financial results for 1998. On February 12, 2003, eBT entered into an agreement with the United States Attorney’s office pursuant to which eBT will provide the requested documents subject to use immunity for the Company. We are unable to comment on what action the United States Attorney’s office may take with respect to any individuals, and we are unable to predict what additional requests, if any, eBT will receive in the future for By-law indemnification.

We may also be subject to various legal proceedings and claims that may arise during liquidation. We currently believe that any such proceedings and claims will not have a material adverse impact on the Company’s estimate of net assets in liquidation.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 4A.    Executive Officer of the Registrant

Stephen O. Jaeger, who is 58 years old and Chairman of the Board since March, 1999, agreed to serve as the Company’s Chief Executive Officer and President, effective June 1, 2001. Mr. Jaeger added the posts of Treasurer and Secretary in December 2001. Mr. Jaeger served as Chief Executive Officer of the Company from the end of March 1999 to April 11, 2000, and has been a director of the Company since its inception in November 1993. In mid-March 1999, after serving as an independent consultant, Mr. Jaeger joined privately-held PharmaCom Group, Inc. in February 1999 as a principal, director and officer. From December 1997 to October 1998, Mr. Jaeger was Executive Vice President and Chief Financial Officer and a director at Clinical Communications Group, Inc. from March 1995 until September 1997, Mr. Jaeger served as Vice President and Chief Financial Officer and Treasurer of The Perkin-Elmer Corporation. Mr. Jaeger was Chief Financial Officer of Houghton Mifflin from 1988 until March 1995.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock of eBT is currently traded on the OTC Bulletin Board under the symbol EBTI. The following table sets forth the high and low sale prices per share of eBT’s common stock for the fiscal periods listed below as reported on the Nasdaq National Market prior to May 24, 2002 and on the OTC Bulletin Board after that date. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. The Company was notified on February 14, 2002 that it was subject to delisting since its stock price, which generally tracks its estimated liquidation value, did not meet the Nasdaq National Market’s minimum market value requirements. The Company was delisted from the Nasdaq National Market on May 24, 2002.

	Fiscal 2003		Fiscal 2002
Quarter Ended	High	Low	High	Low
April 30	$0.27	$0.23	$2.81	$1.53
July 31	$0.44	$0.27	$2.84	$1.95
October 31	$0.38	$0.11	$3.00	$2.95
January 31	$0.10	$0.07	$3.18	$0.19

As of April 15, 2003, eBT’s common stock was held by 363 holders of record. eBT has paid no dividends on its common stock since inception. eBT has made two cash liquidation distributions under the Plan. On December 13, 2001 the Company made a distribution in the amount of $44,055,000 ($3.00 per share based on 14,685,001 shares of common stock outstanding) and a distribution of $4,406,000 ($0.30 per share based on 14,685,001 shares of common stock outstanding) was made on October 30, 2002. Whether or not the stockholders approve the proposed reverse stock split (See Item. 1 “Business”), it is unlikely that any further liquidation distributions will be made to stockholders until final resolution of the Company’s obligations, if any, for indemnification claims (See Item 3. “Legal Proceedings”). The liquidation should be concluded on or around November 8, 2004 either directly to the stockholders or to one or more liquidating trusts.

Item 6.    Selected Financial Data

The following selected financial data of the Company as of and for the periods indicated below are derived from the financial statements of the Company. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7, the financial statements and related footnotes included as Item 8 in this Form 10-K and the footnotes accompanying the tables. Effective August 1, 2001, the Company adopted liquidation basis accounting and as a result the selected financial data for fiscal year 2002 only reflects operating activity for the six month period through July 31, 2001.

Statement of Changes in Net Assets Data

(Liquidation Basis of Accounting)

	Year Ended January 31, 2003	Six Months Ended January 31, 2002
	(in thousands of dollars)
Net assets in liquidation at beginning of period	$4,700	$48,327
Cash received from sale of fixed assets	—	274
Purchase of common stock	—	(784)
Adjust assets and liabilities to fair value	1,207	938
Cash distribution to shareholders	(4,406)	(44,055)
Net assets in liquidation at end of period	$1,501	$4,700

Statement of Operations Data

(Going Concern Basis)

	Six Months Ended July 31, 2001	Years Ended January 31,		One Month Ended January 31, 1999	Year Ended December 31, 1998(1)
		2001(1)	2000(1)
	(In thousands except per share amounts)
Total revenues	$1,526	$21,696	$64,680	$3,180	$60,094
Gross profit (loss)	(169)	12,060	42,470	(239)	47,444
Restructuring expenses (recovery) (4)	(135)	1,954	11,068	—	—
Special charges (4)	11,395	200	28,103	—	—
Purchased in-process research and development	—	—	—	500	21,900
Total operating expenses (3)	18,993	37,933	115,584	8,805	86,019
Operating loss	(19,162)	(25,873)	(73,114)	(9,044)	(38,575)
Recovery/(write-down) of investment (5)	—	657	(2,655)	—	—
Gains on sales of assets, net (2)	230	38,170	12,212	—	13,289
Income (loss) before provision for income taxes	(17,029)	16,815	(61,836)	(8,691)	(20,604)
Provision (benefit) for income taxes	—	300	474	—	(1,035)
Net income (loss)	(17,029)	16,515	(62,310)	(8,691)	(19,569)
Earnings (loss) per common share	(1.14)	1.00	(3.98)	(0.56)	(1.30)
Earnings (loss) per common share, assuming dilution	(1.14)	0.98	(3.98)	(0.56)	(1.30)

Consolidated Balance Sheet Data

Consolidated Net Assets in Liquidation (January 31, 2003 and 2002) and

Going Concern Basis Data (January 31 2001, 2000 and December 31, 1998)

	At January 31,
	2003	2002	2001	2000	1998
	(In thousands of dollars)
Current assets	$—	$—	$75,375	$58,921	$93,394
Total assets	3,532	8,237	80,002	80,589	163,219
Long-term debt	—	—	—	142	450
Stockholders’ equity	—	—	68,287	55,372	109,174
Net assets in liquidation	1,501	4,700	—	—	—

(1)	eBT’s 1998 results include the operations of ViewPort Development AB, MediaBank, Sherpa Systems Corporation, and Venture Labs, Inc. since their acquisitions dates of March 12, 1998, August 28, 1998, December 4, 1998 and December 22, 1998, respectively. eBT’s fiscal 2000 results include the operations of its PDM Division through January 2000 and the fiscal 2001 results include the operations of the Information Exchange Division (“IED”) through July 2000 and the MediaBank product line through June 2000 (see Note 3 of “Notes to Consolidated Financial Statements”).
(2)	eBT’s 1998 results include a gain of $13,289,000 on the sale of eBT’s linguistic software net assets to Lernout & Hauspie Speech Products N.V. on April 23, 1998. eBT’s fiscal 2000 results include a gain of $14,549,000 on the sale of its DynaText/DynaWeb stand-alone technical publishing products and its ViewPort browser technology, a loss of $2,337,000 on the sale of the balance of its PDM Division (see Note 3 of “Notes to Consolidated Financial Statements”). eBT’s fiscal 2001 results include a gain of $39,914,000 on the sale of IED to Stellent, Inc. on July 10, 2000, a $3,735,000 loss on the sale of its MediaBank product line in June 2000, a gain on the sale of its PDM Division and DynaText/DynaWeb stand-alone technical publishing products and its ViewPort browser technology of $1,991,000 (see Note 3 of “Notes to Consolidated Financial Statements”).
(3)	eBT’s 1998 results include a charge of $4,000,000 relating to an international distributor relationship. eBT’s fiscal 2000 results include a credit of $3,093,000 relating to a release from the 1998 agreement with the international distributor.

(4)	eBT’s recorded restructuring expenses of $1,954,000 and $11,068,000 in fiscal 2001 and 2000, and special charges of $11,395,000, $200,000 and $28,103,000 in the first six months of fiscal 2002, fiscal 2001 and 2000, respectively. See Notes 4 and 5 of “Notes to Consolidated Financial Statements” for a summary of the fiscal 2002 and 2001 restructuring expenses and special charges and the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended January 31, 2002 for a summary of the restructuring charges and special charges in incurred fiscal 2000.
(5)	See Note 3 of “Notes to Consolidated Financial Statements”, Investment in Information Please LLC.

Item 7.    Management’s Discussion and Analysis of Financial Condition, Status of Liquidation and Results of Operations

Overview

The Company’s Board of Directors unanimously adopted a Plan of Complete Liquidation and Dissolution (the “Plan”) on May 22, 2001. The Plan was approved by the holders of a majority of the Company’s shares on November 8, 2001. The key features of the Plan are (1) the conclusion of all business activities, other than those related to the execution of the Plan; (2) the sale or disposal of all of the Company’s non-cash assets; (3) the establishment of reserves to be sufficient to satisfy the liabilities, expenses and obligations of eBT not otherwise paid, provided for or discharged; (4) the periodic payment of per share liquidating distributions to stockholders; and (5) the authorization of the filing of a Certificate of Dissolution with the State of Delaware.

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

In connection with the Board of Directors May 22, 2001 decision to implement the Plan, the Company immediately began the orderly wind down of its operations, including laying off most of its employees, seeking purchasers for the sale of its intellectual property and other tangible and intangible assets and providing for its outstanding and potential liabilities. These actions resulted in a special charge of $10,477,000 in the second fiscal quarter of 2002 (see Note 5 of “Notes to Consolidated Financial Statements”). The charge consisted of $4,573,000 in severance and related costs including $473,000 of non-cash stock compensation charges related to the accelerated vesting of restricted stock and stock options for the majority of its employees and executives, $2,904,000 related to the write-down of intangible assets, capitalized software costs and fixed assets to their estimated fair values, $2,050,000 related to a settlement agreement with Microlytics including legal fees (see Note 11 of “Notes to Consolidated Financial Statements”), $495,000 related to the write down of unrecoverable prepaid expenses and other current assets and $455,000 related to professional and other fees incurred that were related to the orderly wind down of the Company’s operations.

Under Delaware law, the Company will remain in existence as a non-operating entity until at least November 8, 2004 and is required to maintain a certain level of liquid assets and reserves to cover any remaining liabilities and pay operating costs during the dissolution period. During the dissolution period, the Company will continue to convert its remaining assets to cash and settle its liabilities as expeditiously as possible.

On February 3, 2003, the Company filed a preliminary proxy statement with the Commission (amended March 17, 2003) seeking shareholder approval for a reverse stock split. If approved by the shareholders, the

Company intends to terminate its status as a reporting company under the Exchange Act and thereby eliminate the expenses associated with being a reporting company. Based on its past experience, the Company believes that total savings of $100,000 to $120,000 in previously estimated liquidation costs may be realized by becoming a private entity. The proposed reverse split will be in the ratio of one share of new common stock for every fifty shares of the 14,680,459 shares of eBT common stock currently outstanding. The Company currently expects to mail its definitive proxy statement to shareholders by May 9, 2003, incorporating by reference this Annual Report on Form 10-K for the fiscal year ended January 31, 2003. The special meeting of shareholders to vote on the reverse stock split is expected to be held no later than June 10, 2003.

Critical Accounting Policies and Significant Estimates

Estimated Litigation Settlement Costs Reserve

Litigation settlement costs in the amount of $976,000 at January 31, 2003 and 2002 primarily represent estimated future legal fees, and amounts that may be payable under the Company’s By-laws to indemnify certain former officers for expenses reasonably incurred in connection with the Commission’s investigation of the restatement of the Company’s results for the first three calendar quarters of 1998. However, the Company’s By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company. Further, in this instance, the Company may not be required to make any further payments to the individuals and any remaining unpaid reserve amounts will result in an increase in the total net proceeds estimated as available for distribution to shareholders. See Note 11 of “Notes to Consolidated Financial Statements” for a summary of the Commission’s investigation and involvement of the United States Attorney.

General Contingency Reserve

In view of the duration of the liquidation period to November 8, 2004, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a general contingency reserve upon the adoption of liquidation basis accounting on August 1, 2001. The amount of reserve initially established was $900,000, at January 31, 2002 was $235,000 and at January 31, 2003 is $100,000. The Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher general contingency reserve is required. The reductions in this reserve have been accounted for as adjustments to assets and liabilities to fair value in the liquidation basis financial statements. In the event there are no claims against this reserve then the amount of liquidation proceeds that may be paid to stockholders will be increased.

Estimated Costs to be Incurred During Liquidation Period

At January 31, 2003, the Company estimates that there are $594,000 of costs remaining, including compensation for liquidation personnel and Board fees ($242,000), professional fees ($342,000) and miscellaneous other costs ($10,000). At January 31, 2002, remaining costs were $989,000, including compensation for liquidation personnel and board fees ($400,000), professional fees ($549,000) and miscellaneous other costs ($40,000).

If the reverse stock split is approved by the Company’s shareholders, and relief from the reporting requirements under the Exchange Act is achieved, based on its past experience, the Company believes that total savings of $100,000 to $120,000 in previously estimated liquidation costs may be realized.

Liquidity and Capital Resources

The Company’s primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets. The actual nature, amount and timing of future liquidating distributions will be determined by the Board in its sole discretion, and will depend upon a variety of factors including, but not limited to, eBT’s ability to convert certain remaining assets into cash, the ultimate settlement amounts of the Company’s liabilities and obligations, actual costs in carrying out the Plan, the timing of the liquidation and dissolution and shareholder approval of the reverse stock split referred to above. Although the liquidation is currently expected to be concluded on or around the third anniversary of the filing on November 8, 2001 of the Certificate of Dissolution in Delaware, the period of time to liquidate the assets and distribute the proceeds is subject to uncertainties and contingencies, many of which are beyond the Company’s control (see Item 1, “Risk Factors”).

As of January 31, 2003, the Company’s total assets were $3,532,000, of which $2,999,000 is comprised of cash, cash equivalents and marketable securities. On October 30, 2002, the Company paid the sum of $4,406,000, equivalent to $0.30 per common share to stockholders of record on October 24, 2002. On December 13, 2001, the Company paid the sum of $44,055,000, equivalent to $3.00 per common share to stockholders of record as of December 7, 2001. The Company currently estimates that stockholders may receive periodic additional liquidation proceeds of $0.102 per common share. This amount does not include any benefit that might be realized if some or all of the estimated litigation settlement costs and general contingency reserves are not required to pay claims (see Note 1 of “Notes to Consolidated Financial Statements”), or the $100,000 to $120,000 in liquidation cost savings expected to be realized if the shareholders approve the reverse split and the Company terminates its status as a reporting company under the Exchange Act. Whether or not the stockholders approve the reverse stock split, it is unlikely that any further liquidation distributions will be made to stockholders until final resolution of the Company’s obligations, if any, for indemnification claims (see Note 11 of “Notes to Consolidated Financial Statements”).

At January 31, 2003, the Company estimates that $594,000 of operating costs may be incurred during the remaining liquidation period through November 8, 2004. If the reverse stock split is approved by the shareholders, these costs may decline by $100,000 to $120,000. The estimated liabilities of the Company at January 31, 2003 total $1,437,000, including $976,000 for potential litigation settlement costs (see Note 1 of “Notes to Consolidated Financial Statements”) equivalent to approximately $0.066 per share and $100,000 in general contingency reserve (see Note 1 of “Notes to Consolidated Financial Statements”), equivalent to approximately $0.007 per share.

The net decrease in net assets in liquidation to $1,501,000 at January 31, 2003 from $4,700,000 at January 31, 2002, or $3,199,000, reflects the October 30, 2002 cash distribution to shareholders totaling $4,406,000 (a reduction in net assets) and the adjustment of assets and liabilities to fair value in the amount of $1,207,000 (an increase in net assets). The adjustment of net assets and liabilities to fair value in fiscal year 2003 and the fourth fiscal quarter of 2003 was comprised of the following:

	Year Ended	Quarter Ended
	January 31, 2003
Reduction in accrued income taxes	$644,000	$97,000
Reduction in contingency reserve	135,000
Increase estimated future interest income	150,000	55,000
Interactive royalty income	78,000	38,000
Insurance and other recoveries	107,000	60,000
Net receivables increase	78,000	45,000
Net change in miscellaneous accruals	126,000	(16,000)
Increase in liquidation costs	(30,000)	(30,000)
Reverse stock split transaction costs	(84,000)	(84,000)
Miscellaneous other, net	3,000

Total adjustment	$1,207,000	$165,000

Liquidation Basis of Accounting

The consolidated financial statements for fiscal 2001 and for the six months ended July 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective August 1, 2001. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of August 1, 2001, the date of adoption of liquidation basis accounting:

(In thousands of dollars)
Adjust assets and liabilities to fair value:
Lease settlement costs, net of subrental income	$(2,732)
Litigation settlement costs	(800)
Accrued income taxes	2,083
All other, net	164

Total adjustment of assets and liabilities to fair value	(1,285)
Accrued estimated net costs during liquidation:
Costs to be incurred during liquidation period	$(2,078)
Future interest income	916

Total estimated net costs during liquidation	(1,162)

Total	$(2,447)

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company’s assets, the ultimate settlement amounts of the Company’s liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, the timing of the liquidation and dissolution and shareholder approval of the reverse stock split referred to above. Whether or not the stockholders approve the reverse stock split, it is unlikely that any further liquidation distributions will be made to stockholders until final resolution of the of the Company’s obligations, if any, for indemnification claims. See Note 11 for a summary of the current status of indemnification claims.

A summary of significant estimates and judgments utilized in preparation of the January 31, 2003 and 2002 consolidated financial statements on a liquidation basis follows:

Receivables and Other Assets

Receivables and other assets are summarized as follows:

	As of January 31,
	2003	2002
	(In thousands of dollars)
Sublease income	$187	$265
Accrued and future interest income	96	226
State income tax refund	173	173
Red Bridge royalties	44	99
Other receivables	33	121

Total	$533	$884

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

	As of January 31,
	2003	2002
	(In thousands of dollars)
Accounts payable and accruals	$286	$591
Accrued income taxes	75	746
Estimated litigation settlement costs	976	976
General contingency	100	235

Total	$1,437	$2,548

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

All other operating costs in the six months ended July 31, 2001 were directly related to the Company’s then business activities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate fluctuations. Our cash equivalents and available for sale investments are exposed to financial market risk due to fluctuations in interest rates, which may affect the future cash value of the assets available for distribution to shareholders. We manage the exposure to financial market risk by performing periodic evaluations of our investment portfolio and investing in investment grade corporate securities, United States agency bonds, and asset backed securities all of which have maturities before November 8, 2004. In addition, we do not use investments for trading or other speculative purposes. We have performed a sensitivity analysis assuming a certain hypothetical adverse fluctuation in interest rates. The analysis indicated that any change in interest income would not have a material adverse effect on our Consolidated Statement of Net Assets in Liquidation as of January 31, 2003. However, actual interest income earned over the remaining liquidation period may differ materially from our analysis.

Item 8.    Financial Statements and Supplementary Data

The Company’s consolidated financial statements and supplementary data are included under Item 15 of this Annual Report and incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

The Company has a classified Board of Directors currently consisting of two Class I directors, one Class II director and one Class III director. The Class I and Class II directors were elected to serve until the annual meetings of stockholders to be held in 2003 and 2004, respectively, or until their respective successors are duly elected and qualified. No annual meeting was held in 2002, and the Class III director continues to serve until her successor is duly elected and qualified. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring.

For each member of the Board of Directors, there follows information given by each concerning his or her principal occupation and business experience for the past five years, the names of other publicly-held companies of which he or she serves as a director, his or her age and his or her length of service as a director of the Company.

Class I Directors (Terms Expiring at the 2003 Annual Meeting)	Age	Principal Occupation
Samuel H. Fuller	56

Dr. Fuller has been a director of the Company since May 1996. Dr. Fuller is currently Vice President, Research and Development, Analog Devices, Inc. Prior to joining Analog Devices, Inc. in February 1998, Dr. Fuller served as Vice President, Corporate Technology Strategy and Chief Scientist for Digital Equipment Corporation from January 1996 until January 1998. Dr. Fuller held various other positions with Digital Equipment Corporation since 1978, and served as its Vice President of Research from 1983 to January 1996. Dr. Fuller is also a director of Zaiq Technologies, Inc. and Corporation for National Research Initiatives.

Edward Terino	49

Mr. Terino has been a director of the Company since September 1999. Mr. Terino has been the Senior Vice President and Chief Financial Officer at Art Technology Group, Inc.(ATG) since October 2001. Prior to joining ATG, Mr. Terino served as Senior Vice President and Chief Financial Officer for Applix, Inc. from April 1999 through September 2001. Prior to joining Applix, Inc. Mr. Terino was Chief Financial Officer, Treasurer and Secretary for Celerity Solutions, Inc. from November 1996 through March 1999. From July 1995 through November 1996, Mr. Terino served as Vice President Finance Planning and Operations for the Educational Publishing Division of Houghton Mifflin Company. Mr. Terino is also a director of Celerity Solutions, Inc.

Class II Director (Term Expiring at the 2004 Annual Meeting)	Age	Principal Occupation
Stephen O. Jaeger	58

Mr. Jaeger served as Chief Executive Officer of the Company from the end of March 1999 to April 11, 2000 and from June 1, 2001 to the present, and has been a director of the Company since its inception in November 1993. Since June 1, 2001, Mr. Jaeger has also served as the Company’s President and has served as its Treasurer since December 2001. In mid-March 1999, Mr. Jaeger was elected Chairman of the Board of Directors and continues to serve in that capacity. After serving as an independent consultant, Mr. Jaeger joined privately-held PharmaCom Group, Inc. in February 1999 as a principal, director and officer. From December 1997 to October 1998, Mr. Jaeger was Executive Vice President and Chief Financial Officer and a director at Clinical Communications Group, Inc. From March 1995 until September 1997, Mr. Jaeger served as Vice President and Chief Financial Officer and Treasurer of The Perkin-Elmer Corporation. Mr. Jaeger was Chief Financial Officer of Houghton Mifflin from 1988 until March 1995.

Class III Director (Term Expired at the 2002 Annual Meeting—continues to serve until successor is elected and qualified)	Age	Principal Occupation
Joanna T. Lau	44

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

Directors’ Compensation

Each director who is not an employee of the Company receives $2,500 per quarter for Board and committee meetings held during the quarter, up to a maximum of $10,000 per year (subject to adjustment by the Board in the event that the number of meetings in the year is extraordinary). In February 2003, director compensation was reduced to $1,250 per quarter, up to a maximum of $5,000 per year. This change will be effective June 1, 2003.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to the compensation, for the last three fiscal years, of the Chief Executive Officer of the Company during the fiscal year ended January 31, 2003.

Long Term Compensation Awards
	Annual Compensation			Restricted Stock Awards($)	Securities Underlying Options(#)	All other Compensation ($)
Name and Principal Position in Fiscal 2002	Fiscal Year	Salary($)	Bonus($)
Stephen O. Jaeger, Chief Executive Officer, President and Treasurer(1)	2003 2002 2001	90,000 120,000 140,000	30,000 100,000 150,000	— — —	— 10,000 10,000	— — —

(1)	Mr. Jaeger resigned as Chief Executive Officer as of April 11, 2000 and was reinstated on June 1, 2001.

There were no stock options granted during the fiscal year ended January 31, 2003.

Aggregated Option Exercises and Year-End Option Table

As of January 31, 2003 all options held by the Chief Executive Officer were either exercised or forfeited prior to January 31, 2003.

Employment Agreements

Stephen O. Jaeger, the Company’s Chief Executive Officer at the time. Mr. Jaeger’s employment agreement was amended effective April 13, 2000 to provide that, notwithstanding his resignation as Chief Executive Officer effective April 2000, Mr. Jaeger’s annual base salary would continue to be $260,000 until such time as the Company divested itself of its Information Exchange Division or the Board determined otherwise. If the Information Exchange Division were divested, the amended agreement provided that Mr. Jaeger’s annual base salary would be reduced to $120,000. In addition, pursuant to the amended agreement, the third installment of Mr. Jaeger’s 1999 option grant (an option to purchase 33,334 shares) was amended so that it vested upon the earlier to occur of March 31, 2002, or the date Mr. Jaeger was terminated by the Company as Chairman of the Board; provided his termination is not for cause and the date of termination was between April 1, 2001 and March 30, 2002.

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

Following the resignation of the Company’s prior President and Chief Executive Officer on May 30, 2001, Mr. Jaeger agreed to serve once again as the Company’s Chief Executive Officer and President. Effective June 1, 2001, the Company entered into a new Employment Agreement (the “2001 Agreement”) with Mr. Jaeger. The 2001 Agreement replaced his April 1, 1999 employment agreement. The 2001 Agreement provided for the following compensation:

•	A continuation of his annual base salary of $120,000 through the earlier of March 1, 2002 or at such time as a third party is appointed by the Board of Directors to complete the liquidation and distribution of the Company’s net assets pursuant to the Plan. If a third party is not appointed by March 1, 2002, and he continues to serve as Chief Executive Officer and President then the Board may reduce his base salary to an amount commensurate with the requirement to complete the Plan.

•	A bonus not to exceed $100,000 if the anticipated distribution to stockholders pursuant to the Plan is determined by the Board of Directors to be at least $3.10 per share of common stock.

•	His April 11, 2001 option to acquire 10,000 shares of common stock at $1.60 per share was deemed fully vested as of the date the Company’s stockholders approved the Plan.

•	His employment as Chief Executive Officer and President may be terminated other than for cause by the Company at any time upon 60 days notice. In such event, he is entitled to receive a continuation of insurance benefits for a period of 24 months plus the bonus, if any, referred to above.

On March 18, 2002, Mr. Jaeger and the Company agreed to reduce his base salary base to $90,000 per year effective as of March 1, 2002, and to provide Mr. Jaeger with the opportunity to earn a bonus in fiscal 2003 of up to $30,000, if the estimate of the payout to shareholders is in excess of $.28 per share at January 31, 2003 (adjusted for any cash payouts made in the fiscal year). In February 2003, Mr. Jaeger and the Company agreed to reduce his base salary to $30,000 per year effective as of May 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Five Percent Beneficial Owners

The following table sets forth information relating to the beneficial ownership of Common Stock by each person known by the Company to own beneficially more than 5% of the Company’s Common Stock as of April 22, 2003:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock(2)
Dimensional Fund Advisors Inc.(3)	763,400	5.20%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
Farhad Fred Ebrahimi(4)	768,900	5.24%
8821 Experimental Farm Road
Cheyenne, WY 82009-8814
Ironwood Capital Management, LLC(5)	1,093,450	7.45%
21 Custom House Street
Boston, MA 02109
Performance Capital Group, LLC 14 Wall Street, 27th Floor	2,370,137	16.14%
New York, NY 10005
Millen Co., L.P.	1,612,682	10.99%
666 Fifth Avenue
New York, NY 10103

(1)	Unless otherwise noted, the nature of beneficial ownership is sole voting and investment power. The information herein is based on the most recently filed reports of beneficial ownership on Schedules 13D and 13G filed with the SEC pursuant to the Securities Exchange Act of 1934.
(2)	Percentage based upon 14,680,459 shares of the Common Stock of the Company outstanding as of January 31, 2003.
(3)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities of the Company that are owned by the Funds. All securities reported in this table are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.
(4)	The members of the Ebrahimi family share power to vote the 768,900 shares. The members of the Ebrahimi family have dispositive power over the total number of shares as follows: Farhad Fred Ebrahimi has shared dispositive power with Farhad Alexander Ebrahimi over 100,000 shares, shared dispositive power with Mary Wilkie Ebrahimi over 544,900 shares, and shared dispositive power with Farah Alexandra Ebrahimi over 124,000. Mary Wilkie Ebrahimi has shared dispositive power with Farhad Fred Ebrahimi over 544,900 shares. Farad Alexander Ebrahimi has shared dispositive power with Farad Fred Ebrahimi over 100,000 shares. Farah Alexandra Ebrahimi has shared dispositive power with Farhad Fred Ebrahimi over 124,000.
(5)	Ironwood Capital Management, LLC (“Ironwood”) shares beneficial ownership over the shares with Warren J. Isabelle (“Isabelle”), Richard L. Droster (“Droster”) and Donald Collins (“Collins”). Ironwood, Isabelle, Droster and Collins share voting power over 554,550 shares and dispositive power over 1,093,450 shares.

Management’s Stock Ownership

The following table sets forth information relating to the beneficial ownership of Common Stock, by (i) each director of the Company, (ii) the executive officer, and (iii) the directors and executive officer of the Company as a group.

Name of Beneficial Owner	Beneficial Ownership(1)	Percent of Common Stock(2)
Samuel H. Fuller	7,500	*
Stephen O. Jaeger	19,333	*
Joanna T. Lau	9,500	*
Edward Terino	18,700	*
All directors and the executive officer as a group (4 persons)	55,033	*

(*)	Less than 1%.
(1)	Percentage based upon 14,680,459 shares of the Common Stock of the Company outstanding as of January 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a) and (c))
Equity compensation plans approved by security holders	—	—	5,889,527
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	5,889,527

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Controls and Procedures

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

EBT INTERNATIONAL, INC.
Registrant

Date: April 24, 2003	/S/ STEPHEN O. JAEGER Stephen O. Jaeger President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ SAMUEL H. FULLER Samuel H. Fuller	Director	April 24, 2003

/S/ STEPHEN O. JAEGER Stephen O. Jaeger	Chairman and Director	April 24, 2003

/S/ JOANNA T. LAU Joanna T. Lau	Director	April 24, 2003

/S/ EDWARD TERINO Edward Terino	Director	April 24, 2003

CERTIFICATION

I, Stephen O. Jaeger, certify that:

1. I have reviewed this annual report on Form 10-K of eBT International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 24, 2003

By:	/s/ STEPHEN O. JAEGER
Stephen O. Jaeger Chairman, President and Chief Executive Officer (Principal executive officer and principal financial officer)

Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 10-K

(a) 1. Consolidated	financial statements

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

3.  Exhibits

The following exhibits are filed as part of this Annual Report.

99.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports	on Form 8-K filed in the fourth quarter of fiscal 2003.

None.

Item 15(a).    Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Report of Independent Auditors	23

Consolidated Statements of Net Assets in Liquidation at January 31, 2003 and 2002	24

Consolidated Statements of Changes in Net Assets in Liquidation for the year ended January 31, 2003 and six months ended January 31, 2002	25

Consolidated Statements of Operations for the six months ended July 31, 2001 and year ended January 31, 2001 (Going Concern Basis)	26

Consolidated Statements of Cash Flows for the six months ended July 31, 2001 and year ended January 31, 2001 (Going Concern Basis)	27

Consolidated Statements of Changes in Stockholders’ Equity for the six months ended July 31, 2001 and year ended January 31, 2001 (Going Concern Basis)	28

Notes to Consolidated Financial Statements	29-46

Schedule for the six months ended July 31, 2001 and year ended January 31, 2001 (Going Concern Basis):
Schedule II Valuation and Qualifying Accounts	47

All other schedules have been omitted since the required information is not present or the amounts are not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

The Board of Directors and Stockholders

eBT International, Inc.

We have audited the accompanying consolidated statements of net assets in liquidation of eBT International, Inc. as of January 31, 2003 and 2002 and the related consolidated statements of changes in net assets in liquidation for the year ended January 31, 2003 and the six months ended January 31, 2002. In addition, we have audited the consolidated statements of operations, stockholders’ equity and cash flows for the six months ended July 31, 2001 and the year ended January 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of eBT International, Inc. as of January 31, 2003 and 2002 and the consolidated changes in net assets in liquidation for the year ended January 31, 2003 and the six months ended January 31, 2002, and the consolidated results of its operations and its cash flows for the six months ended July 31, 2001 and the year ended January 31, 2001, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts

April 17, 2003

eBT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

JANUARY 31, 2003 and 2002

	2003	2002
	(In thousands)
Assets
Cash and cash equivalents	$256	$1,348
Marketable securities	2,743	6,005
Receivables and other assets	533	884

Total assets	$3,532	$8,237

Liabilities
Accounts payable and accrued expenses	$1,437	$2,548
Estimated costs to be incurred during liquidation period	594	989

Total liabilities	2,031	3,537

Net assets in liquidation	$1,501	$4,700

See accompanying Notes to Consolidated Financial Statements

eBT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

YEAR ENDED JANUARY 31, 2003 and

SIX MONTHS ENDED JANUARY 31, 2002

	Year Ended January 31, 2003	Six Months Ended January 31, 2002
	(In thousands)
Net assets in liquidation at beginning of period	$4,700	$48,327
Cash received, receivables and other assets	(783)	(555)
Cash disbursed, accounts payable and accrued expenses	306	5,779
Cash disbursed, liquidation period costs	425	482
Net change in cash, cash equivalents and marketable securities	52	(5,706)
Adjust assets and liabilities to fair value	1,207	938
Cash received from sale of assets	—	274
Cash distribution to shareholders	(4,406)	(44,055)
Purchases of common stock	—	(784)

Net assets in liquidation at end of period	$1,501	$4,700

See accompanying Notes to Consolidated Financial Statements

eBT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

FOR THE SIX MONTHS ENDED JULY 31, 2001,

AND YEAR ENDED JANUARY 31, 2001

(In thousands, except per share amounts)

	Six Months Ended July 31, 2001	Year Ended January 31, 2001
Revenues:
Product licenses	$219	$13,739
Service	1,307	7,957

Total revenues	1,526	21,696
Cost of revenues:
Cost of product licenses	467	3,434
Cost of service	1,228	6,202

Total cost of revenues	1,695	9,636

Gross profit (loss)	(169)	12,060
Operating expenses:
Sales and marketing	3,814	15,419
Product development	1,630	10,897
Amortization of intangible assets	—	561
General and administrative	2,289	8,902
Restructuring expenses, (benefit)	(135)	1,954
Special charges	11,395	200

Total operating expenses	18,993	37,933

Operating loss	(19,162)	(25,873)
Non-operating income (expense):
Net investment and other income	1,903	3,861
Recovery of investment	—	657
Gain on sale of assets, net	230	38,170

Income (loss) before provision for income taxes	(17,029)	16,815

Provision for income taxes	—	300

Net income (loss)	$(17,029)	$16,515

Earnings (loss) per common share	($1.14)	$1.00

Earnings (loss) per common share, assuming dilution	($1.14)	$0.98

See accompanying Notes to Consolidated Financial Statements.

eBT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

SIX MONTHS ENDED JULY 31, 2001,

AND YEAR ENDED JANUARY 31, 2001

(In thousands of dollars)

	Six Months Ended July 31, 2001	Year Ended January 31, 2001
Cash flows used in operating activities:
Net income (loss)	$(17,029)	$16,515
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	330	1,608
Amortization	440	3,823
Provisions for doubtful accounts	—	1,625
Non-cash stock compensation expense	102	172
Non-cash special charges expenses	4,790	—
Recovery of investment	—	(657)
Gain on sale of assets, net	—	(38,170)

	(11,367)	(15,084)
Changes in operating assets and liabilities:
Accounts receivable	3,082	4,273
Accounts payable and accrued liabilities	447	(3,389)
Other assets and liabilities	(2,248)	(669)

Net cash used in operating activities	(10,086)	(14,869)
Cash flows provided by investing activities:
Property and equipment expenditures	(80)	(1,015)
Capitalized product development costs	—	(1,140)
Purchases from sales of marketable securities	(5,638)	(4,359)
Proceeds from the sale of assets, net	5,942	50,798

Net cash provided by investing activities	224	44,284
Cash flows used in financing activities:
Net proceeds from issuance of common stock	248	707
Purchases of treasury stock	(1,283)	(4,785)
Payments under capital lease obligations	—	(36)

Net cash used in financing activities	(1,035)	(4,114)

Net increase (decrease) in cash and cash equivalents	(10,897)	25,301
Cash and cash equivalents at beginning of period	56,709	31,408

Cash and cash equivalents at end of period	$45,812	$56,709

See accompanying Notes to Consolidated Financial Statements.

eBT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

GOING CONCERN BASIS

(In thousands except share amounts)

	Common stock		Capital in excess of par value	Accumulated deficit	Unamortized value of restricted shares	Notes receivable from stock purchase agreements	Treasury stock
	Shares	Amount					Shares	Amount	Total
Balance at January 31, 2000	16,588,773	$165	$156,098	($100,633)	$—	($200)	5,075	($58)	$55,372
Issuance of shares pursuant to Employee Stock Purchase Plan	188,210	2	499						501
Issuance of restricted shares	177,300	2	763		(765)				—
Stock options exercised	34,850	—	206						206
Cancellation of restricted shares	(51,100)	—	(215)		215				—
Purchases of treasury stock							1,700,000	(4,785)	(4,785)
Other issuances and repurchases			361		(55)				306
Amortization of restricted shares					172				172
Net income*				16,515					16,515

Balance at January 31, 2001	16,938,033	$169	$157,712	($84,118)	($433)	($200)	1,705,075	($4,843)	$68,287
Issuance of shares pursuant to Employee Stock Purchase Plan	28,105		61						61
Stock options exercised	102,000	1	186						187
Purchases of treasury stock							506,200	(1,283)	(1,283)
Other issuances and repurchases			(26)		55				29
Acceleration of restricted shares			144		276				420
Amortization of restricted shares					102				102
Net loss*				(17,029)					(17,029)

Balance at July 31, 2001	17,068,138	$170	$158,077	($101,147)	$—	($200)	2,211,275	$(6,126)	$50,774

* Net income (loss) equals comprehensive income (loss) for each period presented.

See accompanying Notes to Consolidated Financial Statements.

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Background and Summary of Significant Accounting Policies

Nature of Business

On May 22, 2001 the Board of Directors of the Company approved a plan to liquidate and dissolve the Company (the “Plan”). The Plan was approved by a majority of the Company’s stockholders on November 8, 2001.

The approval of the Plan was preceded by a series of divestitures, restructuring activities and special charges (see Notes 3, 4 and 5) which left the Company with a single active business unit in the middle of the fiscal year 2001. The principal focus of that unit was the development and marketing of enterprise-wide Web content management software solutions and associated services. Following a detailed review of the results of operations of that business for the first fiscal quarter of 2002, and future prospects, the Board concluded that adoption of the Plan was in the best interests of eBT and its stockholders. The key features of the Plan are (i) the conclusion of all business activities, other than those related to the execution of the Plan; (2) the sale or disposal of all of the Company’s non-cash assets; (3) the establishment of reasonable reserves to be sufficient to satisfy the liabilities, expenses and obligations of eBT not otherwise paid, provided for or discharged; (4) the periodic payment of per share liquidating distributions to stockholders; and (5) the authorization of the filing of a Certificate of Dissolution with the State of Delaware. In addition, the Board determined that if the Company’s shareholders of record were reduced to less than 300 the Company would seek relief from the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). The termination of the Company’s reporting obligations under the Exchange Act will result in a reduction in the Company’s previously estimated costs to be incurred during the remaining liquidation period.

On January 28, 2003, the Board of Directors reviewed options available to reduce the number of shareholders of record to below 300, so as to enable the Company to deregister under the Exchange Act, and determined that a reverse stock split was the most feasible option given the Company’s current situation and financial resources. On February 3, 2003, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (amended on March 17, 2003) seeking shareholder approval for a reverse stock split. If approved by shareholders, the Company intends to terminate its status as a reporting company under the Exchange Act and thereby eliminate the expenses associated with being a reporting company. The proposed reverse split will be in the ratio of one share of new common stock for every fifty shares of the 14,680,459 shares of eBT common stock, $ 0.01 par value, currently issued and outstanding. The Company currently expects to mail its definitive proxy statement to shareholders by May 9, 2003 and hold the meeting of stockholders by June 10, 2003.

eBT has made two cash liquidating distributions under the Plan. A distribution of $44,055,000 was made on December 13, 2001 (or $3.00 per share based on 14,685,001 shares of Common Stock outstanding) and a distribution of $4,406,000 was made on October 30, 2002 (or $.30 per share based on 14,685,001 shares of Common Stock outstanding).

Liquidation Basis of Accounting

The consolidated financial statements for fiscal 2001 and for the six months ended July 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective August 1, 2001. This basis of accounting is considered appropriate when, among other things, liquidation of a company is probable and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated net realizable values and liabilities are stated at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, the Company recorded the following adjustments to record its assets and liabilities to fair value as of August 1, 2001, the date of adoption of liquidation basis accounting:

(In thousands)
Adjust assets and liabilities to fair value:
Lease settlement costs, net of subrental income	$(2,732)
Litigation settlement costs	(800)
Accrued income taxes	2,083
All other, net	164

Total adjustment of assets and liabilities to fair value	(1,285)

Accrued estimated net costs during liquidation:
Costs to be incurred during liquidation period	$(2,078)
Future interest income	916

Total estimated net costs during liquidation	(1,162)

Total	$(2,447)

In the fiscal year ended January 31, 2003, the Company adjusted assets and liabilities to fair value in the net amount of $1,207,000 (an increase in net assets in liquidation). The principal components of this adjustment were: $644,000 to reduce accrued income taxes (See Note 6); $135,000 to reduce the general contingency reserve (See Note 1); $78,000 for Interactive royalty income (See Note 3); $150,000 for future interest income; $185,000 for cash received and an increase in future receivables; $126,000 for a net reduction in miscellaneous accrued liabilities; ($84,000) for the costs of the proposed reverse stock split; and ($27,000) in other net costs.

The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the realization of the Company’s assets, the ultimate settlement amounts of the Company’s liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including salaries, administrative and operating costs during the liquidation period, the timing of the liquidation and dissolution and shareholder approval of the proposed reverse stock split referred to above. Whether or not the stockholders approve the reverse stock split, it is unlikely that any further liquidation distributions will be made to stockholders until final resolution of the of the Company’s obligations, if any, for indemnification claims. See Note 11 for a summary of the current status of indemnification claims.

A summary of significant estimates and judgments utilized in preparation of the January 31, 2003 and 2002 consolidated financial statements on a liquidation basis follows:

Receivables and Other Assets

Receivables and other assets are summarized as follows:

	As of January 31,
	2003	2002
	(In thousands)
Sublease income	$187	$265
Accrued and future interest income	96	226
State income tax refund	173	173
Red Bridge royalties	44	99
Other receivables	33	121

Total	$533	$884

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are summarized as follows:

	As of January 31,
	2003	2002
	(In thousands)
Accounts payable and accruals	$286	$591
Accrued income taxes	75	746
Estimated litigation settlement costs	976	976
General contingency	100	235

Total	$1,437	$2,548

Estimated Litigation Settlement Costs Reserve

Litigation settlement costs in the amount of $976,000 at January 31, 2003 and 2002 primarily represent estimated future legal fees, and amounts that may be payable under the Company’s By-laws to indemnify certain former officers for expenses reasonably incurred in connection with the Securities and Exchange Commission’s (the “Commission”) investigation of the restatement of the Company’s results for the first three calendar quarters of 1998. However, the Company’s By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined that such officer did not act in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company. Further, in this instance, the Company may not be required to make any further payments to the individuals and any remaining unpaid reserve amounts will result in an increase in the total net proceeds estimated as available for distribution to shareholders. See Note 11 for a summary of the Commission’s investigation and involvement of the United States Attorney.

General Contingency Reserve

In view of the duration of the liquidation period to November 8, 2004, and provision in Delaware law that the Company maintain reserves sufficient to allow for the payment of all its liabilities and obligations, including all contingent, conditional and unmatured claims, the Company established a general contingency reserve upon the adoption of liquidation basis accounting on August 1, 2001. The amount of reserve initially established was $900,000, at January 31, 2002 was $235,000 and at January 31, 2003 is $100,000. The Company has no known material claims against this reserve and will periodically assess whether maintenance of a lower or higher general contingency reserve is required. The reductions in this reserve have been accounted for as adjustments to assets and liabilities to fair value in the liquidation basis financial statements. In the event there are no claims against this reserve then the amount of liquidation proceeds that may be paid to stockholders will be increased.

Estimated Costs to be Incurred During Liquidation Period

At January 31, 2003, the Company estimates that there are $594,000 of costs remaining, including compensation for liquidation personnel and Board fees ($242,000), professional fees ($342,000) and miscellaneous other costs ($10,000). At January 31, 2002, remaining costs were $989,000, including compensation for liquidation personnel and board fees ($400,000), professional fees ($549,000) and miscellaneous other costs ($40,000).

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additional Cash Flow Statement Information

	Six Months Ended July 31, 2001	Year Ended January 31, 2001
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$24
Non-cash investing and financing information:
Receivables from asset sales	—	5,973

Investments

The Company accounts for its investments in securities, including certain cash equivalents and marketable securities, in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts were translated using average exchange rates in effect during the period presented. The gains and losses resulting from the changes in exchange rates from period to period were insignificant for all periods presented. Additionally, the effect on the statements of operations for transaction gains and losses was insignificant for all periods presented.

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The Company’s cash equivalents, marketable securities and accounts receivables are carried at cost, which approximates fair value.

Revenue Recognition

The Company derived its revenues from licenses of its software products and from services the Company provided to its customers. Revenue from software licensing and services fees was recognized in the periods through July 31, 2001 in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions”.

Typically, the Company’s software licenses did not include significant post-delivery obligations to be fulfilled by the Company and payments were due within a twelve-month period from date of delivery. Consequently, license fee revenue was generally recognized when the product was shipped. Royalty revenues were generally recognized in the quarter in which the amounts due to the Company had been determined. Revenue from training, consulting and implementation services was recognized as the services were performed. Revenue for license renewals was recognized when all the criteria under SOP 97-2 were met.

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

Amortization of $292,000 and $2,397,000 for the six months ended July 31, 2001 and the year ended January 31, 2001, respectively, was included as a component of cost of revenues.

Licensed Technology and Advances

Licensed technology and royalty advances, which pertain to payments by the Company for the license of technology used in the Company’s products, were stated at cost less royalty amounts expensed based on revenues recognized over the lives of the related agreement. Costs of purchased licenses were amortized using the greater of (a) the straight-line method over their estimated economic lives, generally one to five years, or (b) current period revenue to anticipated total revenues during the license period.

Property and Equipment

Property and equipment were stated at cost. Subsequent to the adoption of the liquidation basis of accounting on August 1, 2001, the Company sold or otherwise disposed of its property and equipment. Depreciation was provided on leasehold improvements using the straight-line method over the economic life of the asset or the lease term, whichever was shorter.

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets, including excess costs over net assets acquired, were amortized on a straight-line method over their estimated economic lives for periods ranging from one to ten years.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, if facts and circumstances suggest that an impairment may have occurred, the unamortized balances of these assets are reviewed for recoverability. In the six months ended July 31, 2001 and in connection with the adoption of liquidation basis accounting, the Company’s intangible assets and fixed assets were determined to be impaired, and the carrying amounts were reduced, as appropriate (see Note 5).

Concentration of Credit Risk

The Company performed ongoing credit evaluations of its customers and maintained reserves for potential credit losses.

The Company licensed its products primarily to customers in North America. Revenues from foreign customers accounted for 22% and 28% of total net revenue for the six months ended July 31, 2001 and the year ended January 31, 2001.

Stock-Based Compensation

The Company elected to account for its stock-based compensation plans following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, the Company did not generally recognize compensation expense for its stock option plans and its stock purchase plan. If compensation expense had been recorded consistent with SFAS No. 123 based on the fair value of stock awards at the date of grant, the Company’s net income would have been adjusted to the pro forma amounts presented below (thousands, except for per share data):

Fiscal Year Ended 2001
Net income as reported	$16,515
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	172
Deduct: Total stock based employee compensation expense determined under fair value based methods of all awards, net of related tax effects	12,486

Pro forma net income	$4,201
Earnings per share:
Earnings per share, assuming dilution—as reported	$0.98
Earnings per share, assuming dilution—pro forma	$0.25

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 will not have a material impact on its liquidation basis of accounting or financial position.

Note 2.    Available for Sale Investments

The Company’s available-for-sale investments are carried at cost, which approximates fair value, and are included in cash equivalents and marketable securities. Following are the components of the available-for-sale investments:

	As of January 31,
	2003	2002
	(In thousands of dollars)
Corporate issues	$2,743	$6,005
Money market funds	157	1,168

Total	$2,900	$7,173

Interest on securities classified as available-for-sale of $1,379,000 and $3,261,000 is included in net investment and other income in the six months ended July 31, 2001 and year ended January 31, 2001, respectively. The gross realized gains and losses on those sales were not significant to the Company’s financial results.

The Company’s available-for-sale securities have the following maturities:

As of January 31, 2003

(In thousands)
Due in one year or less	$2,900

Note 3.    Divestitures

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

The terms of our agreement required the Company to provide Interactive with $650,000 in cash over the period July 1, 2001 to March 1, 2002. The payments were made monthly, generally declining in amount over this period, which corresponded to the customer maintenance and support contracts that we transferred to Interactive. In the event of a default by Interactive, which specifically includes performance of the obligations assumed by Interactive under the Company’s former maintenance and support business, we were entitled to draw upon an irrevocable letter of credit provided by Interactive. This letter of credit had an initial principal amount of $350,000 and declined over the period July 31, 2001 to March 31, 2002, at which time it was terminated.

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our agreement with Interactive also provided for the payment of royalties to eBT in the event Interactive earns gross revenue from the maintenance and support business or from licensing of DynaBase, engenda and entrepid. The royalty periods relative to the active products (DynaBase and engenda) expire at various times through June 30, 2003. The Company’s Consolidated Statements of Net Assets in Liquidation as of January 31, 2003 and 2002 include receivables from Interactive for royalties earned in the amount of $44,000 and $99,000, respectively. Although we expect that the Company will continue to receive royalties pursuant to its agreement with Interactive, we have not included any amounts in the Consolidated Statements of Net Assets in Liquidation other than the amounts referred to above. Accordingly, we will continue to account for Interactive royalty income when amounts due to the Company, if any, have been verified.

There was no gain or loss incurred in connection with the Interactive transaction and no royalty income was earned prior to the adoption of liquidation basis accounting.

Sale of PDM Division

On January 5, 2000, we sold the remaining interest in our PDM Division to Structural Dynamics Research Corporation (“SDRC”) for $6,000,000 in cash plus assumption of liabilities. The proceeds received from the sale totaled $5,000,000 in cash at the time of the closing, and $1,000,000 was placed in a supplemental closing fund to be paid no later than 90 days after the first anniversary of the closing date. The selling price was subject to adjustment based on the net worth of the business at closing. After direct transaction costs, the loss on the sale of PDM was $2,337,000 for the year ended January 31, 2000. The net worth of the business on the closing balance sheet, as agreed to by SDRC and the Company in July 2000, net of certain other adjustments negotiated between the Company and SDRC, resulted in an additional receipt from SDRC of approximately $2,696,000, in final settlement of the net worth balances. This amount was received in July 2000. In connection with this settlement, during the second quarter of fiscal 2001, we adjusted the carrying amounts of certain assets and liabilities, and recorded an additional loss of approximately $637,000, which is included in the Non-operating income section in the accompanying Consolidated Statements of Operations.

During the fourth quarter of fiscal 2001, the Company and SDRC reached a settlement agreement under which SDRC remitted an additional net purchase price adjustment amount of $1,971,000, according to the terms of the original agreement, as modified in the final settlement agreement dated January 24, 2001. This additional net payment was comprised of additional proceeds based on qualifying maintenance and license revenue, as defined in the original agreement, reduced by certain agreed upon amounts relative to remaining contingent liabilities. The Company had estimated and accrued the amounts it believed may become due. The net results of the monies received and adjustments recorded in connection with the settlement agreement was a $1,526,000 gain in fiscal 2001 and this amount is included in the Non-operating income section of the Company’s Consolidated Statements of Operations.

Investment in Information Please LLC

In fiscal 2000, the Company determined that the value of its equity investment in Information Please LLC, an organization engaged in the development and marketing of the Information Please Almanac product line, was impaired. This assessment was based on the Company’s review of Information Please LLC’s operating results and business plan and the Company’s anticipated future cash flows from its investment. Accordingly, the investment was written down to its net realizable value, resulting in a charge of $2,655,000 in fiscal 2000. In the third quarter of fiscal 2001, the Company received a $657,000 distribution due to the partial liquidation of our former investment in Information Please LLC and in February 2003 we received a $33,000 distribution. This amount is included in receivables at January 31, 2003.

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sale of MediaBank

In June 2000, we sold our MediaBank product line, which was formerly a component of the eBusiness Technologies (“eBT”) division, for contingent future consideration of up to $2,000,000. As the consideration is contingent, no proceeds were recorded on the sale, and a loss on the disposition of the net assets of the MediaBank business in the amount of $3,735,000 was charged against income in connection with the transaction in fiscal year 2001. The majority of the charge, approximately $3,548,000, was a non-cash charge related to licensed technology that was sold, while approximately $386,000 related to severance and professional fees incurred as a result of the transaction. These amounts were partially offset by the liabilities assumed by the buyer. This loss is included in the Non-operating income section of the Company’s Consolidated Statements of Operations. Through January 31, 2003, no consideration had been received.

Sale of Information Exchange Division

On July 10, 2000, the Company sold its Information Exchange Division (“IED”) to IntraNet Solutions, Inc. (now Stellent, Inc., “Stellent”) for a stated sale price of $55,000,000, less amounts for retained rights under license and subject to adjustment based on the net working capital of the IED business on the closing date. The transaction was in the form of a merger of two wholly owned subsidiaries of Stellent with the Company’s subsidiaries, Inso Chicago Corporation and Inso Kansas City Corporation, which generally comprised the IED business. The Company received $48,000,000 of the proceeds in cash at the time of the closing. An additional $5,500,000 was placed in an escrow account, and subject to indemnification obligations under the agreement. This amount was paid on the first anniversary of the closing date. The net gain initially recorded in the second quarter of fiscal 2001 from the transaction was $39,312,000. Under terms of the agreement, the purchase price was to be adjusted for the net working capital, delivered to Stellent, as agreed to by both parties. As a result of these adjustments and the estimated resolution of certain obligations, the net gain recorded in fiscal 2001 was $39,914,000. An additional gain of $230,000 was recorded in the quarter ended July 31, 2001 to reflect adjustments to certain obligations incurred by the Company as a result of this disposition.

Note 4.    Restructuring Expenses

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

On April 11, 2000, the Company adopted a restructuring plan under which the Company would focus its energies on its eBusiness Technologies’ (“eBT”) Web Content Management and Workflow product line, and pursue divestiture of certain assets, including the Information Exchange Division. The plan included the consolidation of the Company’s Boston, Massachusetts’ headquarters into the Providence, Rhode Island offices of our eBT division. In connection with this reorganization, approximately 18 administrative employees and four executive officers were terminated or resigned in April, May and June 2000. As a result of this plan, we recorded a charge of $1,930,000 for severance costs in the first quarter of fiscal 2001. The charge was reduced by net proceeds received on the disposal of certain fixed assets located at the Boston headquarters in connection with the move of $95,000, resulting in a net charge of $1,835,000 in the first quarter of fiscal 2001. During fiscal 2002, the Company adjusted the severance cost charge, decreasing it by $101,000, due to a change in estimated obligations.

In addition, in fiscal 2001 the Company reduced by $420,000 restructuring charges that were taken in fiscal 2000. This reduction reflected changes to initial estimates of certain restructuring obligations.

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Special Charges

As a direct result of the Company’s unsatisfactory first quarter operating results for fiscal 2001 and revised forecasted operating performance, management evaluated for impairment certain long-lived assets. Based upon estimated future undiscounted cash flows management determined that certain of its property and equipment were not recoverable over their remaining estimated useful lives. As a result, these assets, consisting of computer equipment, purchased software and office equipment were written down to their estimated fair value, as of April 30, 2001. This write-down resulted in an impairment charge of $918,000, reflected in special charges in the Consolidated Statements of Operations.

On May 22, 2001, the Board of Directors approved a plan to liquidate and dissolve the Company subject to the approval of the holders of a majority of its shares (which was received on November 8, 2001). In connection with the Board of Directors plan to liquidate, the Company immediately began the orderly wind down of its operations, including laying off most of its employees, seeking purchasers for the sale of its intellectual property and other tangible and intangible assets and providing for its outstanding and potential liabilities. As a result of this action the Company recorded a special charge in the second fiscal quarter of 2002 of $10,477,000. The charge consists of $4,573,000 in severance and related costs including $473,000 of non-cash stock compensation charges related to the accelerated vesting of restricted stock and stock options for the majority of its employees and executives, $2,904,000 related to the write-down of intangible assets, capitalized software costs and fixed assets to their estimated fair values, $2,050,000 related to the settlement agreement with Microlytics (see Note 11), including legal fees, $495,000 related to the write down of unrecoverable prepaid expenses and other current assets and $455,000 related to professional and other fees incurred related to the orderly wind down of the Company’s operations. The activity impacting the accrual related to this aforementioned charge as of July 31, 2001 is summarized in the following table:

	Charge	Payments Made	Accrual Balance July 31, 2001
	(In thousands of dollars)
Cash charges:
Settlement of Microlytics, including legal fees	$2,050	$—	$2,050
Professional and other fees	455	351	104
Severance and related	4,100	2,388	1,712

Subtotal	$6,605	$2,739	$3,866

Non-cash charges:
Accelerated vesting of restricted stock and stock options	$473	—	—
Write-downs of capitalized development costs, intangibles, and fixed assets	2,904	—	—
Write-down of unrecoverable prepaid expenses	495	—	—

Total	$10,477	$2,739	$3,866

The July 31, 2001 accrual balance of $3,866,000 was fully paid as of January 31, 2002.

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Income Taxes

Pre-tax income (loss) from continuing operations is taxed in the following jurisdictions:

	Six Months Ended July 31, 2001	Year Ended January 31, 2001

	(in thousands)
Domestic	$(16,378)	$16,747
Foreign	(651)	68

Total	$(17,029)	$16,815

The provision for income taxes comprised the following:

	Six Months Ended July 31, 2001	Year Ended January 31, 2001

	(in thousands)
Current:
Federal	$—	$—
Foreign	—	137
State	—	163

Total current	—	300

Deferred:
Federal	—	—
State	—	—

Total deferred	—	—

Total provision	—	$300

In fiscal 2003, and in the six month liquidation period ended January 31, 2002, the Company recorded adjustments to the net assets in liquidation, a reduction of accrued income taxes in the amount of $644,000 and $2,083,000, respectively. These reductions reflected the Board’s judgment that a portion of the amounts recorded for potential tax contingencies related to prior years were no longer required.

The Company has available net operating loss carry forwards and other tax credits totaling approximately $130,000,000, which expires in the fiscal years 2011 to 2022. Capital loss carry forwards of approximately $7,300,000 are also available to the Company. These loss carry forwards expire in fiscal 2005.

The Company’s net deferred tax asset at January 31, 2003 and 2002 approximated $50,000,000, representing principally net operating loss and capital loss carryforwards. This amount has been fully reserved in the liquidation basis financial statements. The Company does not expect to realize any material future benefit from this fully reserved asset.

Note 7.    Common and Preferred Stock

At January 31, 2003, there were 14,680,459 and 0 shares, respectively, of common and preferred stock issued.

The Company purchased 248,300 shares of common stock pursuant to the share buyback program announced on November 19, 2001. The total cost of the shares repurchased was $784,000, or $3.16 per share.

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since the repurchase of these shares occurred prior to the December 13, 2001 shareholder liquidation payment, the net cost of the shares repurchased, after adjustment for the $3.00 per share liquidation payment, was $38,800, or $.16 per share. The Company purchased 4,542 shares of common stock during the fourth quarter of fiscal 2003. The total cost of this repurchase was $409, or $0.09 per share. The remaining authorization is 4,747,158 common shares.

On July 11, 1997, the Board of Directors adopted a Shareholders’ Rights Plan and declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on July 24, 1997 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, $0.01 par value per share (the “Preferred Stock”), at a purchase price of $145 in cash per Unit (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of July 11, 1997, as amended in Amendment Number 1 to the Rights Agreement, dated October 27, 1999 (the “Rights Agreement”), between the Company and State Street Bank & Trust Company, as Rights Agent.

The Rights will become exercisable after a person or group has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding common stock, or following the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the shares of common stock. Generally, if any person becomes the beneficial owner of 20% or more of the shares of Common Stock of the Company, except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside Board members, each Right not owned by the 20% or more stockholder will enable its holder to purchase that number of shares of the Company’s Common Stock, in lieu of preferred stock, which equals the exercise price of the Right divided by one- half of the current market price of such Common Stock at the date of the occurrence of the event. In addition, if the Company is involved in a merger or other business combination transaction with another person or group in which it is not the surviving corporation or in connection with which its Common Stock is changed or converted, or it sells or transfers 50% or more of it assets or earning power to another person, each Right that has not previously been exercised will entitle its holder to purchase that number of shares of Common Stock of such other person which equals the exercise price of the Right divided by one-half of the current market price of such Common Stock at the date of the occurrence of the event. In general, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right, payable in cash, in shares of common stock, or in any other form of consideration or any combination of the foregoing deemed appropriate by the Board of Directors, at any time prior to the earlier of (1) the tenth day after a public announcement that a person or group has acquired, or obtained the right to acquire, 20% or more of the outstanding common stock, or (2) the tenth day following the commencement of a tender offer or exchange offer that would result in a person or group owning 30% or more of the outstanding common stock. The Rights will expire in July 2007. At January 31, 2003, 14,680,459 Rights were outstanding.

Note 8.    Earnings (Loss) Per Common Share

Earnings (loss) per common share had been calculated based on the weighted average number of common shares outstanding during the period. Earnings (loss) per common share, assuming dilution, had been calculated using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares which consisted of stock options, stock purchase warrants, unissued shares subscribed under the employee stock purchase plan and unvested shares of restricted stock.

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computations of earnings (loss) per share.

	Six Months Ended July 31, 2001	Year Ended January 31, 2001

	(in thousands, except per share data)
Earnings (loss) per common share:
Net income (loss)	$(17,029)	$16,515
Weighted average shares outstanding	14,919	16,447
Income (loss) per common share	$(1.14)	$1.00
Earnings (loss) per common share, assuming dilution:
Net income (loss)	$(17,029)	$16,515
Weighted average shares outstanding	14,919	16,447
Dilutive effect of potential common shares	—	421

Total diluted weighted average shares	14,919	16,868
Income (loss) per common share	$(1.14)	$0.98

Securities that were excluded from earnings (loss) per share, assuming dilution, because they would have been anti-dilutive are listed below:

	Six Months Ended July 31, 2001	Year Ended January 31, 2001

Stock options outstanding	1,576,246	2,716,836
Warrants outstanding	965,356	926,682

Note 9.    Stock Compensation Plans

Stock Incentive Plans

The Company reserved 3,000,000 shares for issuance under the 1993 Stock Incentive Plan (“1993 Plan”) and 5,000,000 shares for issuance under the 1996 Stock Incentive Plan, as amended (“1996 Plan”). The 1993 Plan and the 1996 Plan (“the Plans”) provided for the issuance of incentive stock options, non-qualified stock options, unrestricted stock, restricted stock, and performance share awards. Under the Plans, both incentive options and non-qualified options were granted to employees and consultants. The option exercise price was not less than 100% of the fair market value of the shares on the date of grant in the case of incentive options and was not less than 85% of the fair market value of the shares on the date of grant in the case of non-qualified options. The Plans also provided for the grant of performance share awards to employees, entitling the recipient to receive shares of common stock based upon achievement of individual or Company performance goals. The term of each option and the vesting periods for options and stock awards were fixed by the Compensation Committee of the Company’s Board of Directors. The term for incentive stock option grants did not exceed 10 years from the date of grant.

The Company’s 1996 Non-employee Director Plan, as amended (“Director Plan”) provided for the automatic grant of non-qualified stock options and unrestricted stock to members of the Board of Directors who are not employees of the Company. The Director Plan was terminated in connection with the Plan to liquidate and dissolve the Company. As of January 31, 2003 and 2002 there are no options outstanding under this plan.

Note Receivable from Stock Purchase Agreement

As of January 31, 2001, the Company held a note receivable for a total of $200,000, before certain tax benefits had been deducted, from one of its former corporate officers, which the Company provided to effect the

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase of shares of the Company’s common stock, pursuant to the former 1996 Stock Incentive Plan. In connection with the officer’s separation from the Company, the term of this note was extended through December 31, 2002, or 30 days from the date at which the Company’s common stock averages $10.25 per share over a period of 30 consecutive days, whichever came first. This loan, which was shown as a reduction to stockholders’ equity on the going concern balance sheet was adjusted to its fair market value upon adoption of liquidation basis accounting and subsequently settled with the former officer at fair market value.

The following table summarizes the stock option activity under the 1993 Plan, the 1996 Plan, and the Director Plan:

	Available for Grant	Options Outstanding	Weighted Average Price
At January 31, 2000	1,416,946	4,831,581	$11.04
2001
Granted	(954,200)	954,200	6.08
Exercised	—	(34,850)	5.77
Forfeited	2,410,129	(2,410,120)	10.93
Restricted stock grant	(177,300)	—	4.32
Restricted stock forfeited	51,100	—	4.20

At January 31, 2001	2,746,675	3,340,802	9.70
2002
Granted	(218,450)	218,450	1.89
Exercised	—	(197,950)	1.92
Forfeited	2,618,071	(2,618,071)	8.18

At January 31, 2002	5,146,296	743,231	12.23
2003
Forfeited	743,231	(743,231)	12.23

At January 31, 2003	5,889,527	0	$0

The market value of the restricted shares awarded was recorded as unearned compensation and is shown as a separate component of stockholders’ equity. Unearned compensation was being amortized to expense over the vesting periods that ranged from one to five years. Amortization totaled $102,000 for the six months ended July 31, 2001 and $172,000 for the year ending January 31, 2001.

Stock Purchase Plan

Under the Company’s 1993 Stock Purchase Plan, employees had the opportunity to purchase the Company’s common stock. The price at which the employee could purchase the common stock was 85% of the last reported sale price of the Company’s common stock on the Nasdaq National Market on the date the offering period commenced or concluded, whichever was lower. A total of 1,100,000 shares of common stock were reserved under this plan. Employees purchased 28,105 shares under the plan for the six months ending July 31, 2001 and 188,210 shares under the plan in fiscal 2001, respectively, generating proceeds to the Company of $61,000 in the period ending July 31, 2001 and $501,000 in fiscal 2001. The stock purchase plan was terminated on June 1, 2001.

Fair Value

Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for its employee stock plans based on the fair value method provided under SFAS 123.

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for awards granted in fiscal 2001.

Risk-free interest rate	5.96%
Expected life	3.0 years
Expected volatility	116%
Expected dividends	0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options had characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models did not necessarily provide a reliable single measure of the fair value of its employee stock options.

The total value of the awards granted during the year ended January 31, 2001 was computed as approximately $12,314,000, which would have been amortized over the vesting period of the options. The weighted average fair value of awards granted in fiscal 2001 was estimated to be $5.76. See Note 1 for disclosure of proforma net income and income per share.

Note 10.    Benefit Plan

The Company maintained a 401(k) retirement savings plan (“401(k) Plan”) that covered substantially all of the Company’s domestic employees. Eligible employees were permitted to make pre-tax contributions, up to 15% of their compensation subject to an annual limit. Under the 401(k) Plan, the Company was permitted to make contributions either in cash or common stock of the Company at the discretion of the Company’s Board of Directors. The Company had authorized 100,000 shares for issuance under the 401(k) Plan. During the six months ended July 31, 2001 and the year ended January 31, 2001, the Company’s total matching cash contributions amounted to approximately $150,000 and $556,000, respectively. In connection with the Plan the Board discontinued the Company’s matching contributions for its active employees on Sept 30, 2001. The 401(k) Plan was terminated in Fiscal 2003.

Note 11.    Commitments and Contingencies

Leases

The Company previously held various lease agreements for office space that expired between 2002 and 2007. During fiscal 2000, in connection with the May 2000 restructuring (see Note 4), the Company reduced the size and location of the Boston office space then under lease, terminating the existing leases and providing for a new lease for a smaller space, effective May 1, 2000. The Company remains the primary obligor under this lease. This smaller space has been subleased for the entire lease term, at rates in excess of the minimum lease payments. The Company received $121,000 and $203,000 in net rental income during the six-month period ended July 31, 2001 and fiscal 2001, respectively, for the Boston sublease. The Company expects to receive and pay the following total amounts in the periods after January 31, 2003, with respect to this property:

	Amounts to be paid	Amounts to be received	Net receivable
Total	$578,000	$765,000	$187,000

Rent expense was $321,000 and $1,086,000 for the six months ended July 31, 2001 and the year ended January 31, 2001, respectively.

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation and Indemnification

In late January 1999 the Company discovered that it would be necessary to restate its financial results for the first three quarters of calendar year 1998. The Company immediately and voluntarily provided this information to the Commission. On June 2, 1999, the Company was informed that the Commission had issued a Formal Order of Private Investigation in connection with matters relating to the previously announced restatement of the Company’s 1998 financial results.

The staff of the Boston office of the Commission informed the Company on July 10, 2002 that the Commission’s investigation as to eBT had been terminated and no enforcement or other actions against eBT had been recommended. In a Complaint filed on June 21, 2002 (amended on November 19, 2002) in the United States District Court, District of Massachusetts (“Federal District Court”) the Commission in an enforcement action alleged that two former officers of eBT violated various sections of the Securities Act of 1933, as amended, (the “Securities Act”), and the Exchange Act, and Rules thereunder. In the Complaint the Commission requests that the Federal District Court issue a Final Judgment of Permanent Injunction and Order of Permanent Relief against the two former officers. The Complaint also alleged that one other former officer was liable as a “Control Person” for uncharged violations under sections of the Exchange Act and Rules thereunder. This individual, without admitting or denying any of the allegations set forth in the Complaint, consented to the entry of a Final Judgment in this matter which was entered by the Federal District Court on June 24, 2002. The Company is obligated under its By-laws to indemnify these former officers for expenses reasonably incurred in connection with the Commission’s investigation, including the defense costs for actions that may be pursued by the Commission and resultant fines and penalties. However, the Company’s By-laws provide that an officer is not entitled to such indemnification if it is adjudicated or determined by the Board of Directors that such officer did not act in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Company. The former officer who consented to the entry of a Final Judgment has made a claim for indemnification of legal fees of approximately $200,000. The Board of Directors unanimously determined on August 7, 2002 that such former officer was not entitled to indemnification. Such former officer has indicated that he may initiate action to contest the Board’s determination. The Company has been advised by one of the two former officers who have not settled with the Commission that he intends to defend the Commission’s proposed action in Federal District Court. The Company believes the Commission’s allegations will be challenged by the other former officer in Federal District Court. Until such time as the disposition of the Commission’s allegations with regard to the two former officers has been finalized, the Company will maintain its Litigation Settlement Reserve, which at January 31, 2003 was $976,000.

In December 2002, the office for the United States Attorney, District of Massachusetts, requested documents from eBT relating to the investigation it conducted in connection with the restatement of its financial results for 1998. On February 12, 2003, eBT entered into an agreement with the United States Attorney’s office pursuant to which eBT will provide the requested documents subject to use immunity for the Company. We are unable to comment on what action the United States Attorney’s office may take with respect to any individuals, and we are unable to predict what additional requests, if any, eBT will receive in the future for By-law indemnification.

On June 9, 1999, the bankruptcy estates of Microlytics, Inc. and Microlytics Technology Co., Inc. (together “Microlytics”) filed a complaint against the Company in the United States Bankruptcy Court for the Western District of New York. The complaint sought turnover of purported property of the estates and damages for alleged breaches of a license from Microlytics relating to certain computer software databases and other information. The complaint sought damages of at least $11,750,000. On August 29, 2001, the Company agreed to settle the June 9, 1999 complaint filed by Microlytics. The terms of the settlement, which were approved by the United States Bankruptcy Court for the Western District of New York on September 21, 2001, included the payment of 2,000,000 to Microlytics, which was accrued at July 31, 2001. The $2,000,000 payment was made in September 2001.

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We may also be subject to various legal proceedings and claims that may arise during liquidation. We currently believe that any such proceedings and claims will not have a material adverse impact on the Company’s estimate of net assets in liquidation.

Note 12.    Operations by Industry Segment and Geographic Area

During the year ended January 31, 2001, the Company managed two operating segments, eBT and IED. The IED segment was sold to Stellent on July 10, 2000 (see Note 3). The operating results of the MediaBank product line, which was sold in June 2000 (see Note 3), are included in the eBT segment results through the date of sale.

As a result of the dispositions, the Company had only one operating segment at January 31, 2001. We have not restated the historical segment information to conform to the presentation of the eBT results as a single line of business, which now includes all corporate operating expenses, but rather have disclosed the corporate office expenses as a reconciling item to the consolidated financial statement amounts.

Each segment’s profit and loss for the year ended January 31, 2001 reflects all income and losses, except for the items shown in the reconciliation information below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment Disclosure

	Year Ended January 31, 2001
	eBT	IED	Totals
	(in thousands)
Revenues from external customers	$13,311	$8,385	$21,696
Depreciation and amortization expense	3,192	1,846	5,038
Segment profit (loss)	(20,217)	27	(20,190)
Segment assets	80,002	—	80,002

Enterprise-Wide Disclosures

Geographic Information

	Six Months Ended July 31, 2001	Fiscal 2001
	(in thousands)
Revenue:
United States	$1,189	$15,569
Foreign countries	337	6,127

Consolidated Total	$1,526	$21,696

Revenues are attributed to countries based on the location of the customer.

As of January 31, 2001, the Company’s long-lived assets were primarily located in the Company’s United States operations. The long-lived assets located in foreign countries were less than 5% of consolidated assets.

eBT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation Information

Profit or loss

Fiscal 2001
(in thousands)
Total external profit or loss for reportable segments	$(20,190)
Restructuring expenses	(1,954)
Special charges	(200)
Net investment and other income	3,861
Recovery (write-down) of Information Please LLC	657
Gain on sale of assets, net	38,170
Unallocated corporate and other expenses	(3,529)

Consolidated income (loss) before provision for income taxes	$16,815

Unaudited Quarterly Financial Data

(Going Concern Basis)

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
Six Months Ended July 31, 2001 (3)
Revenues	$1,097	$429	—	—
Gross profit (loss)	(273)	104	—	—
Restructuring and special charges (1,2)	817 (1)	10,443 (2)	—	—
Gain on sale of assets, net	—	230	—	—
Net loss	(5,573)	(11,456)	—	—
Loss per share	(0.37)	(0.77)	—	—
Loss per share, assuming dilution	(0.37)	(0.77)	—	—

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

(1)	As a result of the Company’s first quarter operating results and revised forecasted operating performance management determined that certain of its property and equipment would not be recoverable over their remaining estimated useful lives. These assets were written down resulting in an impairment charge of $918,000. This charge was offset by a decrease in severance of $101,000 due to a change in estimated obligations. (See Notes 4 and 5 of “Notes to Consolidated Financial Statements”).
(2)	On May 22, 2001, the Board of Directors adopted a plan of complete liquidation and dissolution of the Company. The special charge of $10,477,000 related to that action. (See Notes 1 and 5 of “Notes to Consolidated Financial Statements”).
(3)	The Company adopted the liquidation basis of accounting on August 1, 2001 and no longer operates as a going concern. (See Note 1 of “Notes to Consolidated Financial Statements”).

eBT INTERNATIONAL, INC. SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS Six Months ended July 31, 2001 and Year ended January 31, 2001
	Balance at beginning of period	Additions charged to costs and expenses	Amounts written off	Reductions due to sales	Balance at end of period
Fiscal 2002 (Six Months)
Allowance for doubtful accounts	$385,000	$—	$(385,000)	$—	$—
Allowance for returns and refunds	302,000	—	(302,000)	—	—

Total	$687,000	$—	$(687,000)	$—	$—

Fiscal 2001 (Year)
Allowance for doubtful accounts	$1,460,000	$1,435,000	$(1,416,000)	$(1,094,000)	$385,000
Allowance for returns and refunds	1,679,000	190,000	(466,000)	(1,101,000)	302,000

Total	$3,139,000	$1,625,000	$(1,882,000)	$(2,195,000)	$687,000